Form 10-K
period 2001-12-31
IMAGISTICS INTERNATIONAL INC
filed 2002-03-28
CIK 1137019

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------

                                    FORM 10-K
(MARK ONE)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2001

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                 to
                                    ---------------    ---------------

                         Commission File Number 1-16449

                          IMAGISTICS INTERNATIONAL INC.
             (Exact Name of Registrant as Specified in Its Charter)

                               ------------------

                Delaware                                        06-1611068
    (State or Other Jurisdiction of                         (I.R.S. Employer
     Incorporation or Organization)                        Identification No.)

          100 Oakview Drive
         Trumbull, Connecticut                                    06611
(Address of Principal Executive Offices)                        (Zip Code)

                                 (203) 365-7000
              (Registrant's telephone number, including area code)

                               ------------------

           Securities Registered Pursuant to Section 12(b) of the Act:

          Title of each class                  Name of each exchange on which
                                                         Registered
                                                         ----------
Common Stock, par value $.01 per share           The New York Stock Exchange
(together with associated preferred
stock purchase rights)

================================================================================

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

The aggregate market value of the voting stock held by non-affiliates was $288,657,329 as of March 15, 2001. The amount shown is based on the closing price of Imagistics common stock as reported on the New York Stock Exchange composite tape on that date.

Number of shares of Imagistics Common Stock, par value $ .01, outstanding as of March 15, 2001: 19,802,486

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Imagistics International Inc. Annual Report to Stockholders for the fiscal year ended December 31, 2001 - Part II

Portions of the Imagistics International Inc. Proxy Statement for the 2002 Annual Meeting of Stockholder's - Part III

Certain information contained or incorporated by reference in this filing with the Securities Exchange Commission on Form 10-K that are not purely historical are forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that are based on management's beliefs, certain assumptions and current expectations. These statements may be identified by their use of forward-looking terminology such as the words "expects," "projects," "anticipates," "intends" and other similar words. Such forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, general economic, business and market conditions, competitive pricing pressures, timely development and acceptance of new products, our reliance on third party suppliers, potential disruptions in implementing information technology systems, our ability to create brand recognition under our new name and currency and interest rate fluctuations. Certain of these risks and uncertainties are discussed more fully elsewhere in this filing on Form 10-K. The forward-looking statements contained herein are made as of the date hereof and we do not undertake any obligation to update any forward-looking statements, whether as a result of future events, new information or otherwise.

                                     PART I

ITEM 1. BUSINESS

General

     Imagistics International Inc. ("Imagistics" or the "Company") is a large direct sales, service and marketing organization offering document imaging solutions, including copiers, facsimile machines and multi-functional products in the United States and the United Kingdom. We strive to provide our customers with flexible, comprehensive document imaging products and services at competitive market prices. We market our products to large corporate and government customers, which we refer to as major accounts, as well as to mid-sized and regional businesses which we refer to as commercial users. Historically, we have focused our marketing efforts on major account customers for facsimile products and commercial customers for copiers. We are seeking to capitalize on our proven leadership position with major accounts in the facsimile market to expand our sales of copier products, both in the United States and abroad.

     Pitney Bowes Inc. began marketing and distributing copiers in 1967 and facsimile products in 1982. Pitney Bowes' office systems division, which combined the copier and facsimile product lines, was created in 1998. In 2000, Pitney Bowes decided to spin-off the United States and the United Kingdom operations of the office systems division to, among other things, enable us to more fully realize our potential within both the copier and facsimile markets. In connection with the planned spin-off, Pitney Bowes incorporated the Company, as Pitney Bowes Office Systems, Inc. in February 2001 and, in August 2001, contributed substantially all of the business and assets of its office systems division to the Company. The name of the Company was changed to Imagistics International Inc. on October 12, 2001, and on December 3, 2001 (the "Distribution Date"), 100% of the common stock of the Company was distributed by Pitney Bowes to the common shareholders of Pitney Bowes based on a distribution ratio of 1 share of the Company's common stock for every 12.5 shares of Pitney Bowes common stock held at the close of business on November 19, 2001.

     Our direct sales and service network, located throughout the United States and the United Kingdom, provides a broad range of document imaging products and services. We currently have an installed base of over 330,000 copier and facsimile products in use. We consider products in use if they are subject to a current rental or service agreement. Based on the needs of our customers, our representatives offer specialized document imaging options including digital, analog, color and/or networked products and systems. We offer a full array of copiers and facsimile machines that satisfy our customers' needs ranging from a few hundred copies to hundreds of thousands of copies per month. We have historically offered our products under the brand name "Pitney Bowes," which we believe is internationally recognized and associated with quality products. In 2002, we began introducing products under the "Imagistics" brand name, which is used in conjunction with the "Pitney Bowes Office Systems" name. We also provide aftermarket support to our customers through service and supply contracts, as well as the sale of consumable supplies, primarily toner, for all of our products. In addition, we offer document management software systems and network controllers to serve our digital copiers. We have approximately 2,350 fully trained sales and service representatives in nearly 150 locations that assist customers with all of their product and service needs.

     For maximum flexibility in product development, we do not manufacture any of our products, but rather we purchase equipment and software from a number of different firms. We impose high quality standards on all of the equipment that we offer. Historically, we have used manufacturers such as Minolta, Matsushita and Kyocera Mita to produce our copier equipment and Matsushita, Muratec and Brother to produce our facsimile equipment. We believe that our market position and long-term relationships with many of the top manufacturers allow us to negotiate favorable contracts, and in many cases manufacturers agree to provide features and functionality exclusively in products delivered to us. Examples of products that are specially manufactured for us include the Model 2050 facsimile machine, which incorporates an intuitive LCD touch screen, and

Connex(TM), a platform controller for digital copiers that functions within the computer network and allows users to print and fax directly from their networked desktop computers.

     Our primary targets are large corporate customers and government entities. Our client base consists of over 70% of the Fortune 500 companies and over 60% of the Fortune 1000 companies. We serve major companies in the automotive, financial services and information technology industries as well as others. While continuing to strengthen and expand our relationships with our current customers, we are also establishing new marketing initiatives geared specifically toward more efficiently serving mid-sized and regional companies or commercial users. Beginning in 1996, we expanded our sales and service coverage into geographic areas where we did not have a significant presence. We plan to maintain our relationships with commercial users through the use of our trained team of commercial sales representatives. Due to our diverse customer base and the recurring nature of our rental, service and supply revenues, seasonal variations do not significantly impact our business.

     In connection with the spin-off, we have entered into a transition services agreement with Pitney Bowes providing for certain essential services for a limited period following the spin-off, agreements with Pitney Bowes Management Services and Pitney Bowes of Canada, under which they may choose to continue to purchase and use our products and a vendor financing agreement providing for Pitney Bowes Credit Corporation to continue as our primary lease vendor on a multi-year basis after the spin-off, an intellectual property agreement with Pitney Bowes allowing us to continue using the "Pitney Bowes" brand name in the United States and the United Kingdom for a period of up to two years following the spin-off, a tax separation agreement and other agreements described in the section entitled "Relationship with Pitney Bowes."

Industry Overview

     The document imaging and management industry consists of the production and supply of various imaging products, as well as the provision of pre-sale and after-market product services. We have been a leader in the facsimile machine segment of this industry for nearly 20 years. Our competitors include the distribution units of large office equipment manufacturers such as Ricoh, Canon and Xerox and other independent distributors such as Ikon and Danka.

     Companies in the document imaging industry sell products primarily through three channels of distribution: direct sales, independent dealer sales and retail sales. Direct sales involve the marketing of products by sales representatives working directly for the company whose products they offer. Independent dealer sales result from customer calls performed by independent dealer outlets that generally sell manufacturer-branded products. Retail sales include sales of low-end products, typically through national retail outlets or local smaller retailers.

     The document imaging industry is rapidly changing. Whereas most corporate customers have relied upon products that utilize analog technology in the past, we believe that the majority of our customers will require products that utilize digital technology in the near future. Industry sources predict that, by 2004, essentially all new copier placements will be digital machines. Digital products, unlike analog products, can connect with computer networks and communicate with other office imaging equipment, enabling customers to more efficiently connect and utilize their document management solutions over a wide array of more useful features, such as higher quality copies, color capability, finishing capability and multi-functional capability. The move toward digital products has spurred larger document imaging providers to hire and train sales, service and maintenance personnel with respect to these digital products.

     Copiers and facsimile machines are no longer the only options available to corporate customers. The use of e-mail, Internet faxing and desktop and stand-alone printers that offer a range of document imaging options has changed the manner in which documents are reproduced and distributed within the workplace. As a result of recent technological advances in electronic communication and document sharing, greater options for document imaging and management exist within the corporate workplace. These events, in turn, have created a new opportunity and challenge for document image providers to develop new options and cost-conscious solutions for the workplace and provide their customers with multi-faceted products in order to remain competitive.

     Today's busy corporate environment demands office machines and systems that work faster and more efficiently than ever before, while providing high-quality imaging solutions. The current proliferation of multi-functional machines designed to address copying, faxing, printing and scanning needs in the workplace is a direct result of these demands. Multi-functional products efficiently send, receive and print documents, thus eliminating office bottlenecks, improving employee productivity and saving valuable workspace in offices of all sizes. As workplaces increasingly rely on computer networks, document imaging providers are also developing more products that allow for shared communication and that work seamlessly with other office systems. These networked solutions offer greater speed and, by diverting print streams to more efficient output devices, can lower a company's imaging costs significantly. The cost of managing documents is high for most companies and increased use of the Internet for desktop research and printing has further increased the volume and cost of imaging activity for most businesses. In addition to searching for ways to minimize imaging costs, customers continue to demand high-performance machines that produce well-finished documents. In addition, corporations struggle with the issue of how to deploy new technology and get users to embrace it. Currently, the industry is producing a greater number of color machines to offer customers a range of options for their copying needs. Color machines allow companies to increase their level of in-house document production and produce "finished" copies for meetings, presentations and mailings. The use of color machines may minimize or eliminate the need for outside document production services and can offer tremendous savings to companies.

     Corporate customers are also searching for new ways to manage their document imaging needs. Corporations are increasingly outsourcing non-core competencies, including document imaging. This is especially true as the complexity of these solutions increases and corporations seek to avoid hiring, training and retraining personnel to use new machines. In recent years, many large document-imaging providers have developed management services capabilities to address this need. Through management services relationships, document imaging providers offer a full range of services, from installation and training of employees to complete on-site document imaging management, including selection of equipment and provision of personnel, allowing corporate customers to choose the solution that is best for them.

Strategy

     Our strategy is to become the leading independent provider of enterprise office imaging and document solutions by leveraging our product and marketplace strengths to improve market share, utilizing our strengths in customer support to drive customer loyalty, achieving operational excellence and benchmark productivity and pursuing opportunistic expansion and investments. To that end, we plan to build on our strengths and pursue the following initiatives:

     Maintain and Further Strengthen Major Account Relationships. We have maintained successful relationships in the facsimile area with many large Fortune 1000 companies for nearly 20 years. We believe that our strong personal relationships with many of these customers, as well as our integrated sales and service organization and the broad national reach of our organization, have been the keys to our success in acquiring new business and retaining our current customers. We plan to leverage our success in the facsimile market to sell copier products to these major accounts.

     In light of current economic pressures, technological advances and changes in the corporate workplace, we must strive to meet our customers' needs in new ways. As many corporate customers seek to reduce administrative expenses through centralized purchasing and consolidation of their vendors, we believe that we are well positioned to offer a range of products and services, including technological innovations and new options, from one single source. Because we enjoy continuity with so many of our long-standing major account customers, we believe they will be receptive to expanding their relationships with us by purchasing additional products and services.

     Expand Our Product Offerings Through Our Sourcing and Distribution Relationships. We believe that one of our greatest strengths is our strategy of sourcing cost-effective "families" of products from different manufacturers to best suit our customers' requirements. We seek to form relationships with various manufacturers, each with different specialties and different strengths. Although we source from multiple vendors, all of our products meet demanding specifications. In addition, we supplement our product offerings with value-added software and service offerings to optimize ease of use and operation.

     We continuously evaluate various imaging products from multiple manufacturers. We believe that our supply contracts provide us access to the best products. Nearly all of our equipment is branded under the same "Pitney Bowes" brand which we believe is well known and associated with quality and service. We believe that our continued use of the "Pitney Bowes" brand in conjunction with the "Imagistics" brand name for up to two years following the spin-off will provide stability in our business as we work to establish the "Imagistics" brand. Because of the strength of our relationships with manufacturers, in some cases, manufacturers agree to provide features and functions exclusively in products delivered to us, allowing us to pass these benefits directly to our customers.

     We believe that the transition to digital copier products provides an important opportunity for us to reach new customers as manufacturers develop machines with increased capabilities. Recently, we launched several new digital products that offer faster, more efficient multi-functional service for our heavy-volume corporate customers. These new digital products offer increased document imaging options and capabilities as well as overall savings. We will continue to expand our digital document imaging product offerings in order to meet the needs of our current customers and to allow us to reach a new customer base. In order to remain competitive in light of the many technological options that are available to our customers, we will continue to collaborate with companies that develop integrated document solutions. Our success will also depend on our ability to accurately gauge the shift in market demand for digital technology and to anticipate potentially unforeseen changes in market dynamics that may result from new technologies.

     Increase Outreach of Our Direct Sales and Service Force to the Copier Market. Our sales and service business aims to provide major account customers with one point of contact for their product needs. Regardless of their location in the United

States, our customers can contact one of our representatives in their geographic area and receive consistent sales and service assistance. This allows us to control the quality of our sales and service effort and ensure a consistent experience for our customers. It also provides us with an opportunity to keep in regular contact with our customers, which we believe often leads to future sales. In some remote areas, however, we rely on Imagistics-trained Pitney Bowes employees for service of our products. Our marketing strategy is to not only offer an extensive portfolio of product offerings and diverse technology to our Fortune 1000 customers, but to establish the same kind of long-term, copier-based relationships with our customers as we have enjoyed with our facsimile customers by utilizing our national direct sales and service organization to meet their needs as well.

     Focus on Customer Needs. Our goal is to meet all of our customers' needs for refurbished and remanufactured analog and new and refurbished digital systems. Although many of our customers use digital products and have reacted favorably to the digital products we offer and we expect that they will continue to grow in the future, not all of our customers have migrated to digital systems at the fast pace that many in our industry predicted. Because of our purchasing structure, we believe that we will be able to provide both analog and digital machines as our customers require them. Because we source digital products and train our workforce on the sales, use and service of these products, and because we continue to research and source new products, we believe that we will be able to respond effectively as the industry changes in the future. However, if we fail to accurately predict changes in market demand we may lose sales or incur losses due to excess inventories.

     Pursue an Expansion Strategy. In order to remain competitive, we will continue to expand both our copier and our facsimile businesses in geographic markets in the United States and abroad. Our direct sales and service strategy has been an effective method for attracting and retaining customers and we believe we can use it to further expand our copier business. We currently supply document imaging products and services to a variety of large corporations, many of which have an international presence and seek global sourcing of their document imaging needs. In order to serve these clients more effectively, we intend to use our United Kingdom operation as a platform for expansion of our business into the larger European market. We believe that the experience of our management team and the new incentives we will provide to our employees as a result of the spin-off will assist us in the expansion of our business both in the United States and abroad.

Business Segments

     We operate in two reportable segments based on geographic area: the United States and the United Kingdom. Revenues from external customers and from Pitney Bowes are attributed to geographic regions based on where the revenues are derived. Financial information by segment is set forth in Note 4, "Business Segment Information", of the Notes to Consolidated Financial Statements appearing in the Imagistics 2001 Annual Report to Stockholders, and is incorporated herein by reference.

Products

     We offer a broad range of copiers/printers and facsimile machines and related products to major account customers, government entities and mid-size and regional commercial users. These products serve a wide range of customer needs from departmental to workgroup solutions.

Departmental Solutions

     We offer a broad range of copier products including black and white, color, analog, digital, networked and stand-alone copiers. Our product line extends from a 20 page-per-minute multi-functional copier to a 110 page-per-minute analog production system. In addition to our more traditional line of products, we have worked with third party developers to introduce additional document imaging functions that complement our other product offerings. One example is Connex(TM), a platform controller for digital copiers that functions within the computer network and allows customers to print and fax directly from their own networked desktop computers and produce "finished" copies that are, for example, collated, stapled or produced in multiple sets, or scan documents at the digital copier into electronic format for delivery to the network or desktop.

     In 2000, our DL520 copier was honored with Buyers Laboratory Inc.'s special award for digital imaging system of the year. This was a new award bestowed by Buyers Laboratory Inc. and we were the first recipient. In addition, our CD2000 20 page-per-minute digital color copier/printer received the 2002 "Editor's Choice" award from Better Buys for Business and the 2001 Digital Test Laboratory "Five-star Exceptional" rating from Business Equipment Research & Test Laboratory. Our DL750 75 page-per-minute digital copier/printer received the 2001 "Editor's Choice" award from Better Buys for Business and the "Recommended" rating from Buyers Laboratory Inc.

     The introduction of the new Model DL200/270/370 series of digital multi-functional devices (20, 25 and 35 pages-per-minute respectively) offers benefits such as lower enterprise-wide print costs, full network integration, and the added convenience of supplemental faxing and scanning which are unavailable in older analog copiers. The DL200/270/370 series offers customers many different application options as it can be installed as a stand-alone copier or factory-equipped to handle walk-up faxing needs. In networked installations, the DL200/270/370 series also functions as a high-volume laser printer that offers finishing features such as stapling and hole punching, while controlling print jobs directly from the desktop. This system offers seamless transition from analog-to-digital technology without slowdowns or compatibility issues.

     The recently introduced model DL 650 serves the high volume office environment by providing cost-effectiveness, simplicity and versatility in a heavy-duty machine with a powerful suite of digital features that integrate the most advanced print functions - tandem copying, network printing, scanning, duplexing and finishing.

Workgroup Solutions

     We are also a leader in workgroup facsimile systems and related product offerings and we are currently the largest supplier of facsimile equipment to the Fortune 1000. We believe we were among the first document imaging providers to offer plain paper facsimile products as an option to the slower and less efficient thermal facsimile machines. We were the first company to offer the 14,400 bits per second and 33,600 bits per second plain paper facsimile machines to customers. The 33,600 bits per second machines continue to be among our most popular products. We currently offer a full range of plain paper facsimile machines. These machines range from more traditional products to multi-functional machines.

     Because telecommunication expenses are one of the most costly components in operating a facsimile system in the corporate workplace, we strive to provide our customers with the fastest available facsimile machines so that they can minimize their telecommunication costs. The highly acclaimed Model 2050 facsimile machine system makes advanced facsimile features easy to use since it incorporates an intuitive LCD touch screen. The machine's display shows all features and functions at a glance and its "photo" option allows users to optimize half-tone images. Buyers Laboratory Inc. recognized the Model 2050 with a Certificate of Recommendation. In addition, the Model 2050 facsimile machine scans originals at 67 pages per minute and is one of the fastest machines in the industry.

     We also offer new multi-functional devices with standard feature sets that provide total office solutions to our customers. With the reliance of today's businesses on the Internet, e-commerce and associated technologies, our multi-functional products allow companies to efficiently share information among small or large corporate workgroups.

     Recently we introduced the models DL 155 and DL 185 digital copier/printers. The new DL 155 and DL 185 digital copier/printers are two low-volume small workgroup copier/printers designed to fill a need between existing analog copiers and Imagistics' higher volume DL Series devices. The DL 155 and DL 185 are targeted to small office/home office needs of our large corporate customers as well as small workgroups and businesses looking to improve image quality and printing performance

     The new Model DL170 is a digital, multi-functional desktop device that combines high-speed facsimile, copy, scan and optional network printing capabilities. With 3 second-per-page facsimile transmission and high-volume memory, the Model DL170 performs multiple tasks such as printing, sending and receiving faxes simultaneously. The DL170 offers significantly improved appearance of graphic images and photos as well as shortened facsimile time. The DL170 has a 17 page-per-minute digital copier and a multi-copy capacity of 99 sets that is well suited for most small workgroup copy applications. The DL170 has options that allow it to function as a network printer.

     The introduction of the new Model 1500 and 2500 MFP series of multifunctional Fax/Printer/Scanner/Copier devices offers perfect solutions for the low and mid-volume office workgroup environments or remote locations a customer may have. These 15 page-per-minute print and convenience copy speed devices offer the ability to function in both standalone and connected environments and should allow customers to further boost their office productivity.

     Also recently introduced is the Model 5000 MFP, multifunctional Fax/Printer/Scanner/Copier. The Imagistics Model 5000 MFP is a high volume multifunctional device offering outstanding fax, print, scan and copy capabilities. A 17 page-per-minute printer with a small footprint, network capabilities and 600 dots-per-inch printer resolution, this fax-centric multifunctional device offers an economic alternative to multiple single function office devices.

Supplies

     We also offer a full complement of consumable supplies for our products, such as copier and facsimile toner and cartridges and paper. Supplies are an important component of our overall business and accounted for $155 million, or 25%, of our 2001 revenues.

     Many of our copier customers enter into cost-per-copy rental and/or maintenance agreement plans which include the use of supplies. This accounts for a constant source of copier supply revenue. Demand for facsimile supplies has decreased with the use of e-mail and the availability of third-party refilled toner cartridges. In response to this decrease in demand, we introduced our own line of refilled cartridges under the "ECO" brand. Refilled ECO cartridges work with all of our own facsimile machines and also with many competitive fax machines and laser printers.

Service

     Our continued commitment to our products and customers is evident in the many aftermarket service options that we provide. Our copier products are serviced by our nationwide service organization of approximately 1,200 representatives. We believe that this dedicated service force provides us with a distinct advantage over many of our competitors. These representatives are trained to service our product line and are managed through a central dispatch system to meet strict customer response time requirements. These representatives provide a full range of preventative maintenance and repair services to major account customers and commercial users.

     We support our facsimile machine and digitally network connected copier customers primarily through our 24 hour-a-day, 7 day-a-week diagnostic center. Located in Melbourne, Florida, the diagnostic center is staffed with Imagistics employees who are experts in the use and servicing of our products and who help minimize any downtime or disruption to our customers. The diagnostic center usually handles over 2,500 calls each day from customers, many regarding use of facsimile products and 75 percent of the time our employees are able to handle customers' service calls without a technician being dispatched. We successfully manage a number of these calls with our automated services which include recorded tutorials for machine operations and programming. We currently have over 40,000 individual customer facsimile machine programs archived in our diagnostic center database, which can be delivered remotely. We are able to respond to a number of calls requiring programming assistance by remotely programming customers' facsimile units. When repair or refurbishment of our facsimile equipment is necessary, the customer can be talked through the corrective action remotely, or we will send a service representative to repair the product. The diagnostic center also provides support to our customers using networked digital copiers.

Financing Options

     We provide our customers with flexible financing options that allow for the sale, lease or rental of our products. Historically, we have sold products to commercial users either directly to the end user or to a leasing company that, in turn, leases the product to the end user. Where leasing is involved, we sell equipment to either Pitney Bowes' wholly owned subsidiary, Pitney Bowes Credit Corporation, or to other finance companies. Currently, Pitney Bowes Credit Corporation is the primary source of lease financing for our products. We have entered into an agreement with Pitney Bowes Credit Corporation which provides for an ongoing lease-purchase equipment-financing program for our products. In 2001, approximately 15% of our revenues were derived from sales to Pitney Bowes Credit Corporation for lease to the end user.

     Historically, in offering products to our major account customers, we have used a rental strategy. Historically, major account customers generally have been customers of our facsimile products. Most often, we rent our facsimile machines at a flat rate. We are increasingly renting copier products to our large major account customers as well. We generally rent our copiers on either a cost-per-copy basis, with minimum monthly page volumes, or at a flat rate with allowance and overage plans for certain services and other options. In the case of rentals, we negotiate a master rental contract with our customers that can be revised to reflect rental of additional products and upgrades to current products or additional services. Generally, our rental contracts are for 36-month terms with renewal options that are automatic unless the customer gives prior notice of cancellation. These rental contracts also cover service and, in most cases, include supplies for use with our equipment. We believe that this approach provides the flexibility this customer base requires.

Customers

     We market and distribute our products to the following customers:

     o    major account customers,

     o    government entities and

     o    commercial users.

     Major account customers are major national and international corporations that require full document imaging and management throughout the customer's entire organization, whether that organization is regional or national. Because we began our business by serving major account customers in the facsimile market nearly 20 years ago and have maintained steady relationships with many of these same customers, our major accounts provide us with recurring rental revenues over longer-term contracts. In addition, because of their individual and complex needs, we are able to provide our major account customers with cutting-edge products as well as customized approaches to their specific needs.

     We target a range of governmental entities from large federal bureaus to small local government offices. These customers generally provide a long-term source of business and, because of our experience, we can anticipate their document imaging needs. Federal government entities may source products through the competitive bidding process or through flat rate contracts. The federal government may also issue a separate bid for large placements pertaining to a specific department or location. Our government contracts are generally for a period of four to five years. State and local government entities generally acquire products through their own varied bidding processes. Although many of these contracts are terminable for non-appropriations of funds by our customers, historically we have not generally had a significant number of early terminations of these contracts.

     We also target commercial users, which generally have more discrete document imaging needs for one specific area or portion of their business or workplace. We customarily sell or lease equipment to these customers and, in most instances, our contracts provide ongoing supplies and service to them.

     Because of our approach of providing a system of national direct sales and service, our ability to provide a range of products, system options and after-market arrangements to our major account customers and our attention to maintaining our relationships with customers through consistent product service, we believe that we can expand these markets in the future.

Sales and Marketing

     We believe that our sales and marketing approach is rare in our industry. While many of our competitors offer products either by dealer sales or retail sales, we rely solely on direct sales. Our direct sales and service personnel are located throughout the United States. These employees market and service our products to our customers and potential customers all over the nation. Our representatives use national sales and service standards so that our customers receive consistent and reliable assistance regardless of where they are located or which one of our locations they call. In addition, we market our products to commercial users through dedicated sales personnel. We employ over 1,000 sales representatives.

     In addition to our United States business, we currently operate in the United Kingdom. Our U.K. customers include Deutsche Bank, Orion Media, ICL and the United Kingdom Ministry of Defence. Historically, our U.K. business has been limited to our facsimile product lines. In 2001 we introduced our digital multi-functional products in the U.K. and we plan to begin offering copier products to our U.K. customers in 2002. We plan to increase the international marketing of our products. Our goal is to increase our service to our current customers as well as broaden our existing customer base by providing our products throughout Europe over time. Our U.K. business is headquartered in Harlow, England. Our products are also offered in Canada through Pitney Bowes of Canada, a subsidiary of Pitney Bowes. In connection with the spin-off, we entered into an agreement with Pitney Bowes of Canada that provided for a supply relationship with Pitney Bowes' Canadian operations.

Suppliers and Distribution

     We source our equipment from suppliers throughout the world including Minolta, Matsushita, Muratec, Brother and Kyocera Mita. In addition, suppliers such as EFI, Advanced Hi-Tech and Cypress provide us with controllers and document management software for use in or with our products. We have contractual relationships with these manufacturers, although we continue to search for the best products and do not enter into exclusive relationships with any of our suppliers.

     Using third-party suppliers allows us to offer our customers products with the most current features and technologies. We believe that this sourcing strategy also offers us maximum flexibility. As we expand or upgrade our product line, we are able to choose from the best available products for each product range. We select products by balancing costs and availability of features with ease of customer use, service personnel training, parts availability, reliability and serviceability. Because of these benefits, in most cases, we purchase similar products from one manufacturer to cover several product levels.

     Although we do not have minimum order quantities with any of our suppliers, Minolta currently supplies a significant portion of our new copier equipment. If Minolta were unable to deliver products for a significant period of time, we would be required to find replacement products, which may not be available on a timely or cost-effective basis. This could have a material adverse effect on our business, financial condition and results of operations. We do not believe that we are materially dependent upon any other supplier of products, whether new products, parts or consumable supplies. To mitigate against disruptions to our business, we generally keep an adequate level of inventory on hand to meet the needs of our customers for several months.

     We generally require manufacturers to build our products to order with 60 day or less lead times. We usually take title to the goods at the factory, or in the case of Asian factories, at the closest seaport. Finished goods are shipped directly to one of approximately 10 warehouses in the United States. Generally, when a customer order is received, equipment is unpacked, set up and tested in the warehouse prior to shipping to the customer location. Supplies are stored primarily at two warehouse locations and are shipped via UPS or overnight delivery directly to our customers. Parts are warehoused at a single location and are delivered via UPS to replenish our service representatives car stocks or shipped overnight for emergency repairs. The United Kingdom business uses similar manufacturing and shipping procedures and finished goods are shipped directly to one of two contract warehouses in the United Kingdom. Our reliance on Asian manufacturing could make our business susceptible to disruptions in international transportation due to port strikes, acts of war or other factors beyond our control.

Patents, Trademarks and Copyrights

     We have historically distributed our products principally under the Pitney Bowes trademark. We are transitioning to the use of the "Imagistics" brand name and we have filed applications to register "Imagistics" as a trademark in the United States and the European Community. We make use of several unexpired patents and pending patent applications that relate to our business, none of which we believe are material to our business. In connection with the spin-off, we have entered into a trademark license, patent license and copyright license agreement that provides us with a non-exclusive license to the Pitney Bowes trademark for a period of up to two years following the spin-off. In addition, the agreement provides for us to license the patents and patent applications on a non-exclusive basis in connection with our business in the United States and the United Kingdom, for the term of the relevant patents. Finally, the agreement provides for us to license all copyrighted material used in connection with our business in the United States and the United Kingdom for the term of the relevant copyrights.

Employees

     We employ approximately 3,500 individuals throughout the world including approximately 1,000 sales personnel. We employ approximately 115 people in the United Kingdom, almost all of whom are subject to the European Works Council regulations. None of our other employees is covered by a collective bargaining agreement. We believe that we have good relations with our employees.

Competition

     We are primarily involved in the supply of document imaging equipment to corporate, governmental and commercial customers. The document imaging equipment supply industry is highly competitive.

     Although certain of our competitors are experiencing financial difficulties and the overall number of our competitors has decreased due to ongoing industry consolidation, the industry remains highly competitive. Customers rigorously evaluate suppliers on the basis of product reliability and quality, service expertise, geographic reach and price competitiveness. Many of our competitors manufacture their own products. Although we believe that our reliance on third parties for manufacturing provides us with certain benefits, it is possible that our competitors' guaranteed access to product supply through captive manufacturing operations may provide them with a competitive advantage. In addition, some of our competitors have substantially greater financial resources than we do.

     Our primary competitors in the workgroup facsimile machine market are Canon, Ricoh and Xerox. Our primary competitors in the copier market are Xerox, Ikon, Danka, Canon, Ricoh and Global Imaging.

Environmental Matters

     We are subject to Federal, state and local laws intended to protect the environment. We believe that, as a general matter, our policies, practices and procedures are properly designed to reasonably prevent the risk of environmental damage and financial liability to the Company.

ITEM 2. PROPERTIES

     Our headquarters are in Trumbull, Connecticut consisting of 74,000 square feet of owned space. In addition we conduct operations from facilities in Beacon Falls, Connecticut, Milford, Connecticut, Shelton, Connecticut, Denver, Colorado, and Melbourne, Florida. The Beacon Falls facility is a 66,050 square foot leased warehouse. The Milford facility is an owned warehouse and refurbishing center totaling 41,000 square feet. The leased Shelton facility totals 11,439 square feet. The leased Denver account administration and customer support call center totals 22,000 square feet. The leased Melbourne diagnostic call and refurbishing center totals 17,000 square feet. We lease space in approximately 150 other sales and service locations throughout the United States totaling approximately 595,000 square feet. Leases relating to approximately 25 of our sales and service offices will expire in 2002. We plan to renew or replace these leases to the extent they are for stand-alone facilities. We do not plan to renew the leases that pertain to space that is shared with Pitney Bowes. Instead, we intend to enter into new leases at separate locations for sales and service spaces with less square footage.

     In the United Kingdom, we lease a facility from Pitney Bowes in which we are the sole occupants. The facility is used for our United Kingdom headquarters and sales office space, and totals approximately 14,000 square feet. The lease expires in 2002. In addition, a warehouse is leased from a third party that is on a six-month rolling lease. We intend to replace these facilities with one smaller, more efficient facility upon lease expiration.

ITEM 3. LEGAL PROCEEDINGS

     In connection with the Distribution, we agreed to assume all liabilities associated with our business, and to indemnify Pitney Bowes for all claims relating to our business. In the course of normal business, Pitney Bowes had been party to occasional lawsuits relating to our business. These may involve litigation by or against Pitney Bowes or Imagistics relating to, among other things, contractual rights under vendor, insurance or other contracts, intellectual property or patent rights, equipment, service or payment disputes with customers and disputes with employees.

     In connection with the Distribution, liabilities were transferred to us for matters where Pitney Bowes was a plaintiff or a defendant in lawsuits, relating to our business or products. We have not recorded liabilities for loss contingencies since the ultimate resolutions of the legal matters cannot be determined and a minimum cost or amount of loss cannot be reasonably estimated. In our opinion, none of these proceedings, individually or in the aggregate, should have a material adverse effect on our consolidated financial position, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of 2001, Pitney Bowes, as our sole shareholder, approved resolutions by unanimous written consent to take actions necessary to prepare for the spin-off, including changing our name, adopting our Amended and Restated Certificate of Incorporation, adopting our Amended and Restated Bylaws, appointment of Marc C. Breslawsky, Thelma R. Albright, Michael J. Critelli, T. Kevin Dunnigan, Ira D. Hall and James A. Thomas as our initial directors, issuance of common stock to Pitney Bowes to effect the Distribution, approval of our 2001 Stock Plan, approval of our Non-Employee Directors' Stock Plan, and approval of our Key Employees' Incentive Plan. No matters were submitted to a vote of security holders following the completion of the spin-off on December 3, 2001.

SUPPLEMENTAL ITEM:         EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning the executive officers of Imagistics is set forth below:

Name                               Age  Position
--------------------               ---  --------
Marc C. Breslawsky...............  59   Chairman and Chief Executive Officer;
                                        Director
Christine B. Allen...............  52   Chief Human Resources Officer
John C. Chillock.................  45   Vice President, Customer Service
                                        Operations
Chris C. Dewart..................  47   Vice President, Commercial Sales
Mark S. Flynn....................  47   Vice President, General Counsel and
                                        Secretary
Nathaniel M. Gifford.............  49   Vice President, Product Development and
                                        Strategic Marketing
Joseph W. Higgins................  50   Vice President, National Sales
Joseph D. Skrzypczak.............  46   Chief Financial Officer

     Marc C. Breslawsky. Mr. Breslawsky has served as our Chairman and Chief Executive Officer of Imagistics since January 2001. In connection with the spin-off, Mr. Breslawsky was elected to our board of directors as Chairman. From 1996 to 2001, Mr. Breslawsky was President and Chief Operating Officer of Pitney Bowes. From 1994 to 1996, Mr. Breslawsky was Vice Chairman of Pitney Bowes. Mr. Breslawsky is a director of C. R. Bard, Inc., The Pittston Company, Cytyc Corporation, and United Illuminating Company. Until May 14, 2001, Mr. Breslawsky was also a director of Pitney Bowes.

     Christine B. Allen. Ms. Allen became our Chief Human Resources Officer in January 2002. From 1995 to 2001, she was with The Hartford Financial Services Group, Inc.; she joined The Hartford as Director, Human Resources, Commercial Market and subsequently assumed responsibilities as Vice President, Human Resources, Commercial Lines. Ms. Allen served as Vice President of Human Resources for The Walden Book Company from 1988 until 1994. She began her career with Macy's New York in 1973 and served in a variety of human resources related capacities for large retailing companies, such as Caldor and Abraham & Straus prior to joining Waldenbooks.

     John C. Chillock. In October 2000, Mr. Chillock assumed the role of our Vice President, Customer Service Operations. Mr. Chillock joined Pitney Bowes' office systems division in 1998 as Vice President, Field Operations. Prior to joining office systems, Mr. Chillock served in various management positions at Dictaphone Corporation from 1977 to 1998. Prior to joining Dictaphone Corporation, Mr. Chillock was a Director of Operations for Intellisys Electronic Commerce, a division of the Chase Manhattan Bank.

     Chris C. Dewart. Mr. Dewart is currently our Vice President, Commercial Sales. Prior to the spin-off he was employed by Pitney Bowes in the office systems division since 1983, and served as Vice President since 1990. Mr. Dewart served as Vice President of European Operations--facsimile systems division from 1990 to 1991, Vice President and General Manager of Canadian Operations from 1991 to 1998 and Vice President of U.S. Sales for Facsimile Systems from 1998 to August 2000. In August 2000, he assumed the position of Vice President of Sales for Commercial Markets. Prior to joining office systems, Mr. Dewart held various positions at General Electric Corporation and Monroe/Litton.

     Mark S. Flynn. Mr. Flynn became our Vice President, General Counsel and Secretary on April 2, 2001. Most recently, he was a partner in the corporate department of the law firm Wiggin & Dana LLP from 1999 to 2001. From 1997 to 1999, Mr. Flynn served as Senior Deputy General Counsel to Olin Corporation. Mr. Flynn held the position of Executive Vice President, General Counsel and Secretary at ServiceMaster Diversified Health Services, a subsidiary of the ServiceMaster Company, from 1993 to 1997 and Vice President, General Counsel and Secretary at Arcadian Corporation/Arcadian Partners, L.P. from 1989 to 1993. Prior to those positions, Mr. Flynn served in various counsel positions at Olin Corporation from 1986 to 1989, as an attorney at Intercontinental Hotels Corporation from 1983 to 1986 and as an associate at the law firm of Hughes Hubbard & Reed from 1980 to 1983. Mr. Flynn serves on the advisory board of Integra Ventures, a Seattle-based venture fund specializing in life sciences and health care services.

     Nathaniel M. Gifford. Mr. Gifford is currently our Vice President, Product Development and Marketing for Pitney Bowes Office Systems. He has been associated with the office products business of Pitney Bowes since 1983 in varying capacities pertaining to product management, planning and marketing.

     Joseph W. Higgins. Mr. Higgins is currently our Vice President, National Sales. Prior to the spin-off he was employed by Pitney Bowes in the office systems division for nearly 20 years, and has served as Vice President in sales for more than 13 years. He served as Vice President of National Accounts since August 2000. Previously, he served as Vice President of U.S. Facsimile Sales from 1988 through July 1998 and as Vice President of U.S. Copier Sales from July 1998 to August 2000. Prior to joining Pitney Bowes, Mr. Higgins held various management positions with Burroughs Office Products.

     Joseph D. Skrzypczak. Mr. Skrzypczak has served as our Chief Financial Officer since January 2001. Prior to assuming this position, Mr. Skrzypczak was the Chief Operating Officer and acting Chief Financial Officer at Dictaphone Corporation from October 1998 until December 2000. Prior to being elected Chief Operating Officer, Mr. Skrzypczak served as Senior Vice President and Chief Financial Officer from October 1997 to October 1998 and served as Vice President and Chief Financial Officer from May 1994 to October 1997 at Dictaphone. After being acquired by Lernout & Hauspie in May 2000, Dictaphone declared bankruptcy in November 2000, as part of Lernout & Hauspie's overall bankruptcy filing. Mr. Skrzypczak initially joined Pitney Bowes in 1981 and held various management positions until May 1994. Prior to working for Dictaphone Corporation, Mr. Skrzypczak served as Vice President of Finance for Pitney Bowes' office systems division, and was directly responsible for all financial and administrative activities. Prior to initially joining Pitney Bowes in 1981, Mr. Skrzypczak worked for Price Waterhouse. He is a certified public accountant.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     We anticipate that future earnings will be used principally to support operations and finance the growth of our business. Thus, we do not intend to pay cash dividends on our common stock in the foreseeable future. We have entered into a senior secured credit facility providing for both term and revolving credit borrowings, which allows us to borrow funds for general corporate purposes, including the repayment of other debt, working capital and acquisitions. The credit facility contains affirmative and negative covenants that, among other things, require us to satisfy certain financial tests and maintain certain financial ratios. The credit facility also limits our ability to declare and pay dividends on our shares. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources-- Credit Facility." If our lenders permit us to declare dividends, the dividend amounts, if any, will be determined by our board. Our board will consider a number of factors, including our financial condition, capital requirements, funds generated from operations, future business prospects, applicable contractual restrictions and any other factors our board may deem relevant

     Imagistics Common Stock (trading symbol "IGI") is listed for trading on the New York Stock Exchange. Information on the high and low sales prices for the Imagistics Common Stock is set forth under the heading "Imagistics Common Stock Prices" in the Imagistics 2001 Annual Report to Stockholder's on page 48 and is incorporated herein by reference. At December 31, 2001 there were approximately
19.5 million shares outstanding and approximately 23,860 stockholders of record. Except for the special cash dividend paid to Pitney Bowes in connection with the spin-off, Imagistics has not declared or paid any cash dividends on its Common Stock.

ITEM 6. SELECTED FINANCIAL DATA

     The following table presents our selected financial data. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and notes thereto included in the Imagistics 2001 Annual Report to Stockholders and incorporated by reference herein.

                                                                            Years ended December 31,
                                                               ----------------------------------------------------
                                                                 2001       2000       1999       1998       1997
                                                               --------   --------   --------   --------   --------
Consolidated Statement of Income
   Revenue:
      Sales ................................................   $310,258   $326,046   $322,947   $299,440   $271,765
      Rentals ..............................................    233,180    227,790    211,353    199,525    185,915
      Support services .....................................     82,638     88,922     92,177     90,736     86,261
                                                               --------   --------   --------   --------   --------
        Total revenue ......................................    626,076    642,758    626,477    589,701    543,941
                                                               --------   --------   --------   --------   --------

   Costs and expenses:
      Cost of sales (1) ....................................    197,300    184,265    154,529    142,431    129,342
      Cost of rentals ......................................     92,191     88,506     74,245     68,819     65,613
      Selling, service and administrative ..................    305,799    252,799    232,627    213,712    204,653
                                                               --------   --------   --------   --------   --------
 Earnings before interest and income taxes .................     30,786    117,188    165,076    164,739    144,333
      Interest expense .....................................      9,825     11,281      8,646      5,780      4,517
                                                               --------   --------   --------   --------   --------
   Income before income taxes ..............................     20,961    105,907    156,430    158,959    139,816
   Provision for income taxes ..............................      8,402     41,903     62,728     63,783     56,070
                                                               --------   --------   --------   --------   --------
   Net income ..............................................   $ 12,559   $ 64,004   $ 93,702   $ 95,176   $ 83,746
                                                               ========   ========   ========   ========   ========
   Pro forma basic and diluted earnings per share ..........   $   0.65   $   3.29   $   4.81   $   4.89   $   4.30

Consolidated Balance Sheet data
   Total assets ............................................   $508,828   $514,252   $478,576   $418,963   $324,138
   Total current liabilities, including amounts due to
      Pitney Bowes .........................................   $ 96,298   $192,939   $168,651   $150,118   $113,703
   Total long-term liabilities .............................   $127,091   $ 11,285   $ 10,898   $ 13,716   $  6,259

Other data
   Depreciation and amortization ...........................   $ 82,725   $ 73,755   $ 67,219   $ 58,364   $ 51,450
   Earnings before interest, taxes, depreciation and
      amortization (2) .....................................   $113,511   $190,943   $232,295   $223,103   $195,783
   Capital expenditures ....................................   $ 84,347   $ 83,615   $ 91,705   $ 73,906   $ 57,801

     (1) On December 31, 2001 the Company changed its method of accounting for the cost of inventory from the Last-in, First-out (LIFO) method to the First-in, First-out (FIFO) method. In accordance with Accounting Principles Board Opinion No. 20, "Accounting Changes", this change in accounting method has been applied retroactively by restating the prior years financial statements for all periods presented.

     (2) Earnings before interest, taxes, depreciation and amortization, or EBITDA, is not presented as an alternative measure of operating results or cash flow from operations, as determined in accordance with generally accepted accounting principles, but is presented because we believe it is a widely accepted indicator of our ability to incur and service debt. EBITDA does not give effect to cash used for debt service requirements and capital expenditures and thus does not reflect funds available for reinvestment, dividends or other discretionary uses. In addition, EBITDA as presented in this table may not be comparable to similarly titled measures reported by other companies.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's discussion and analysis of financial condition and results of operations is set forth under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Imagistics 2001 Annual Report to Stockholders and is incorporated herein by reference.

RISK FACTORS THAT COULD CAUSE RESULTS TO VARY

Risk Factors Relating to Separating Our Company from Pitney Bowes

     We have no history operating as an independent entity and may be unable to make the changes necessary to operate effectively as a stand-alone entity or may incur greater costs as a stand-alone entity causing our profitability to decline.

     Prior to the Distribution our business was operated as part of Pitney Bowes' broader corporate organization rather than as a stand-alone company. We are in the process of creating our own, or engaging third parties to provide, systems and business functions to replace many of the systems and business functions historically provided by Pitney Bowes. In particular, we need to have our own information technology and enterprise resource planning systems in place in order to operate our business without interruption. We may not be successful in implementing these systems and other business functions or in transitioning our data from Pitney Bowes' systems. If we are unable to effectively implement our own systems and business functions or if these services are more costly than anticipated, our business could be adversely affected.

     Pitney Bowes has been and is expected to continue to be a significant customer. In 2001, revenues from Pitney Bowes, exclusive of equipment sales to PBCC for lease to the end user, accounted for approximately 4% of our total revenue. However, no assurance can be given that Pitney Bowes will continue to purchase our products and services.

     In connection with the Distribution, Imagistics and Pitney Bowes entered into a non-exclusive intellectual property agreement that allows us to operate under the "Pitney Bowes" brand name for a term of up to two years after the Distribution. However, this agreement may be terminated if we or Pitney Bowes elect to terminate the non-competition obligations contained in the distribution agreement. In 2002, we will begin introducing products under the "Imagistics" brand name and we may be required to expend substantial resources to establish our new brand name. Product recognition is an important part of our overall business strategy and we cannot assure you that customers will maintain the same level of interest in our products when we are no longer associated with Pitney Bowes.

Risk Factors Relating to Our Business

     The document imaging and management industry is undergoing an evolution in product offerings, moving toward the use of digital and color technology in a multi-functional office environment. Our continued success will depend to a great extent on our ability to respond to this rapidly changing environment by developing new options and document imaging solutions for our customers.

     The proliferation of e-mail, multi-functional printers and other technologies in the workplace may lead to a reduction in the use of traditional copiers and fax machines. We cannot anticipate whether other technological advancements will substantially minimize the need for our products in the future.

     Many of our rental customers have contract provisions allowing for technology and product upgrades during the terms of their contract. If we have priced these upgrades improperly, this may have an adverse effect on our profitability and future business. If many of our customers exercise their contractual rights to upgrade to digital equipment, we may experience returns of a large number of analog machines and a subsequent loss of book value on these machines.

     The document imaging solutions industry is very competitive; we may be unable to compete favorably, causing us to lose sales to our competitors. Our future success depends, in part, on our ability to deliver enhanced products and service packages while also offering competitive price levels.

     We rely on outside suppliers to manufacture the products that we distribute, many of whom are located in the Far East. In addition, one manufacturer supplies a significant portion of our new copier equipment. If these manufacturers discontinue their products or are unable to deliver us products in the future or if political changes, economic disruptions or natural disasters occur where their production facilities are located, we will be forced to identify an alternative supplier for the product. Although we are confident that we can identify alternate sources of supply, we may not be successful in doing so. Even if we are successful, the replacement product may be more expensive or may lack certain features of the discontinued product and we will experience some delay in obtaining the product. These events would cause disruption to our customers. Any of these events could have an adverse effect on our business.

     Much of our international business is transacted in local currency. Approximately 68% and 77% of our total product purchases, based on costs, were denominated in yen in 2001 and 2000, respectively. Our margins were positively impacted in 2001 and 1999 as the weak Japanese yen resulted in lower product costs on yen denominated purchases from our Japanese vendors. Our margins were negatively impacted in 2000 because the strong Japanese yen resulted in higher product costs on yen denominated purchases from our Japanese vendors. In 2001, the value of the yen declined approximately 12% against the U. S. dollar, while in 2000, the value of the yen increased approximately 5% against the U. S. dollar. We do not currently utilize any form of derivative financial instruments to manage our exchange rate risk. We manage our foreign exchange risk by attempting to pass through to our customers any cost increases related to foreign currency exchange. However, no assurance can be given that we will be successful in passing cost increases through to our customers in the future.


ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Information concerning market risk is set forth under the headings "Liquidity and Capital Resources" and "Risk Factors That Could Cause Results to Vary" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Imagistics 2001 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements of Imagistics, consisting of the consolidated balance sheets at December 31, 2001 and 2000 and the related consolidated statements of operations, of changes in stockholders' equity and comprehensive income (loss) and of cash flows for each of the three years in the period ended December 31, 2001, appearing in the Imagistics 2001 Annual Report to Stockholders, together with the report of PricewaterhouseCoopers LLP, independent accountants, on the financial statements at December 31, 2001 and 2000 and for each of the three years in the period ended December 31, 2001, appearing in the Imagistics 2001 Annual Report to Stockholders, are incorporated herein by reference. Supplementary financial data, consisting of information appearing under the heading "Five Years in Review" in the Imagistics 2001 Annual Report to stockholders, is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     (a) Information concerning the directors of Imagistics is set forth under the headings "Election of Directors", "Nominees for Election to Terms Expiring at the 2005 Annual Meeting", "Incumbent Directors Whose Terms Expire at the 2004 Annual Meeting", "Incumbent Directors Whose Terms Expire at the 2003 Annual Meeting", "Committees of the Board of Directors" and "Directors Compensation" in the Imagistics Proxy Statement for the 2002 Annual Meeting of Stockholders and is incorporated herein by reference.

     (b) Information concerning executive officers of Imagistics is set forth under the caption "EXECUTIVE OFFICERS OF THE REGISTRANT' in Part I,
          Item 4 of this report.

     (c) Information concerning compliance with beneficial ownership reporting requirements is set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Imagistics Proxy Statement for the 2002 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     Information concerning executive compensation is set forth under the headings "Executive Officer Compensation", "Executive Contracts and Severance and Change of Control Arrangements" and "Report on Executive Compensation" in the Imagistics Proxy Statement for the 2002 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information concerning shares of Imagistics equity securities beneficially owned by certain beneficial owners and by management is set forth under the heading "Security Ownership" in the Imagistics Proxy Statement for the 2002 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information concerning certain relationships and related transactions is set forth under the heading "Relationship with Pitney Bowes" in the Imagistics Proxy Statement for the 2002 Annual Meeting of Stockholders and is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)  The following documents are filed as part of this report:

               1. Financial Statements from the Imagistics 2001 Annual Report to Stockholders which are incorporated herein by reference:

                    Consolidated Statement of Operations for each of the three years in the period ended December 31, 2001

                    Consolidated Balance Sheets at December 31, 2001 and 2000

                    Consolidated Statements of Changes in Stockholder's Equity and Comprehensive Income (Loss) for each of the three years in the period ended December 31, 2001

                    Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2001

                    Notes to Consolidated Financial Statements

                    Report of Independent Auditors

               2. Financial Statement Report and Schedule filed as part of this report pursuant to Item 8 of this report:

                    Report of PricewaterhouseCoopers LLP dated February 4, 2002 on the company's financial statement schedule filed as part hereof for the fiscal years ended December 31, 2001, 2000 and 1999.

                    Schedule No. II - Valuation and Qualifying Accounts

                    The financial statement report and schedule should be read in conjunction with the consolidated financial statements and notes thereto in the Imagistics 2001 Annual Report to Stockholders which is incorporated herein by reference. Financial statement schedules not included with this report have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or the notes thereto.

               3. Exhibits. Those exhibits required to be filed by Item 601 of Regulation S-K are listed in the Exhibit Index included in this report below.

     (b)  Reports on Form 8-K.

               During the quarter ended December 31, 2001, Imagistics filed a Current Report on Form 8-K, dated November 28, 2001, to report under Items 5 and 7 of such Form regarding its spin-off from Pitney Bowes, Inc.

     (c)  Exhibits.

The following documents are filed as exhibits hereto:

     EXHIBIT
     NUMBER         DESCRIPTION
     ------         -----------

     3.1            Amended and Restated Certificate of Incorporation
     3.2            Amended and Restated Bylaws (1)
     4.1            Form of Imagistics International Inc. Common Stock
                    Certificate (1)
     10.1 Tax Separation Agreement between Pitney Bowes Inc. and Imagistics International Inc.
     10.2 Transition Services Agreement between Pitney Bowes Inc. and Imagistics International Inc.
     10.3 Distribution Agreement between Pitney Bowes Inc. and Imagistics International Inc.
     10.4           Intellectual Property Agreement between Pitney Bowes Inc.
                    and Imagistics International Inc.
     10.5 Reseller Agreement between Pitney Bowes Management Services and Imagistics International Inc.
     10.6 Reseller Agreement between Pitney Bowes of Canada and Imagistics International Inc.

     10.7           Operating Agreement between Pitney Bowes Credit
                    Corporation and Imagistics International Inc.
     10.8 Form of Sublease Agreement between Pitney Bowes Inc. and Imagistics International Inc. (2)
     10.9 Form of Sublease and License Agreement between Pitney Bowes Inc. and Imagistics International Inc. (2)
     10.10 Form of Assignment and Novation Agreement between Pitney Bowes Inc. and Imagistics International Inc. (2)
     10.11          Imagistics International Inc. 2001 Stock Plan (1)
     10.12          Imagistics International Inc. Key Employees' Incentive Plan
     10.13          Imagistics International Inc. Non-Employee Directors' Stock
                    Plan (1)
     10.14          Letter Agreement between Pitney Bowes Inc. and Marc C.
                    Breslawsky (1)
     10.15          Letter Agreement between Pitney Bowes Inc. and Joseph D.
                    Skrzypczak (1)
     10.16          Letter Agreement between Pitney Bowes Inc. and Mark S. Flynn
                    (1)
     10.17 Credit Agreement between Imagistics International Inc. and Merrill Lynch & Co., Merrill Lynch, Price, Fenner & Smith Incorporated, as Syndication Agent, Fleet Capital Corporation, as Administrative Agent, and the Lenders identified therein.
     10.18 Rights Agreement between Imagistics International Inc. and EquiServe Trust Company, N.A.
     10.19          Employment Agreement between Imagistics International Inc.
                    and Marc C. Breslawsky
     10.20          Employment Agreement between Imagistics International Inc.
                    and Joseph D. Skrzypczak
     10.21          Employment Agreement between Imagistics International Inc.
                    and Christine B. Allen
     10.22          Employment Agreement between Imagistics International Inc.
                    and John C. Chillock
     10.23          Employment Agreement between Imagistics International Inc.
                    and Chris C. Dewart
     10.24          Employment Agreement between Imagistics International Inc.
                    and Mark S. Flynn
     10.25          Employment Agreement between Imagistics International Inc.
                    and Nathaniel M. Gifford
     10.26          Employment Agreement between Imagistics International Inc.
                    and Joseph W. Higgins
     13.1           2001 Annual Report to Stockholders
     18.1 Preferability letter from PricewaterhouseCoopers regarding change in accounting principle
     21.1           Subsidiaries of Imagistics International Inc.
     23.1           Consent of PricewaterhouseCoopers LLP

--------------------------
(1) Incorporated by reference to Amendment No. 1 to the Registrant's Form 10 filed July 13, 2001.
(2) Incorporated by reference to Amendment No. 2 to the Registrant's Form 10 filed August 13, 2001.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   IMAGISTICS INTERNATIONAL INC.

                                   By /s/ MARC C. BRESLAWSKY
                                      ----------------------------------------
                                          Marc C. Breslawsky
                                          Chairman and Chief Executive Officer

Dated: March 27, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                         Title                       Date

/s/ MARC C. BRESLAWSKY         Chairman, Chief Executive       March 27, 2002
-------------------------      Officer and Director
Marc C. Breslawsky


/s/ JOSEPH D. SKRZYPCZAK       Chief Financial Officer         March 27, 2002
-------------------------
Joseph D. Skrzypczak


/s/ TIMOTHY E. COYNE           Vice President, Corporate       March 27, 2002
-------------------------      Controller Principal
Timothy E. Coyne               Accounting Officer


/s/ THELMA R. ALBRIGHT         Director                        March 27, 2002
-------------------------
Thelma R. Albright


/s/ MICHAEL J. CRITELLI        Director                        March 27, 2002
-------------------------
Michael J. Critelli


/s/ T. KEVIN DUNNIGAN          Director                        March 27, 2002
-------------------------
T. Kevin Dunnigan


/s/ IRA D. HALL                Director                        March 27, 2002
-------------------------
Ira D. Hall


/s/ CRAIG R. SMITH             Director                        March 27, 2002
-------------------------
Craig R. Smith


/s/ JAMES A. THOMAS            Director                        March 27, 2002
-------------------------
James A. Thomas

                        Report of Independent Accountants
                         on Financial Statement Schedule

To the Stockholders and Board of Directors of Imagistics International Inc.

Our audits of the consolidated financial statements referred to in our report dated February 4, 2002 appearing in the 2001 Annual Report to Stockholders of Imagistics International Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14 (a)
(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


PricewaterhouseCoopers LLP
Stamford, Connecticut
February 4, 2002

                          IMAGISTICS INTERNATIONAL INC.

     Schedule (II) - Valuation and Qualifying Accounts for the years ended
                  December 31, 1999, 2000 and 2001 (Thousands)

                                       Balance at
                                       Beginning
                                           of        Charges, costs                   Balance at end
                                         period       And expenses    Deductions        Of period
                                         ------       ------------    ----------        ---------
Allowance for doubtful accounts
     1999...........................     $1,667         $ 1,673        $ (1,228)         $ 2,112
     2000...........................      2,112           3,801          (2,921)           2,992
     2001...........................      2,992          12,089          (8,893)           6,188

                       CONSENT OF INDEPENDENT ACCOUNTANTS

We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (No. 333-74778) of Imagistics International Inc. of our report dated February 4, 2002 relating to the Financial Statements, which appears in the 2001 Annual Report to Stockholders, which is incorporated in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report dated February 4, 2002 relating to the Financial Statement schedule, which appears in this Form 10-K


PricewaterhouseCoopers LLP
Stamford, Connecticut
March 26, 2002