Form 10-Q
period 2002-03-31
IMAGISTICS INTERNATIONAL INC
filed 2002-05-14
CIK 1137019

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission File Number 1-16449

IMAGISTICS INTERNATIONAL INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	06-1611068 (I.R.S. Employer Identification No.)
100 Oakview Drive Trumbull, Connecticut (Address of Principal Executive Offices)	06611 (Zip Code)

(203) 365-7000
(Registrant's telephone number, including area code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Number of shares of Imagistics Common Stock, par value $.01, outstanding as of April 30, 2002: 19,590,392

IMAGISTICS INTERNATIONAL INC.

INDEX

PART I—FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

IMAGISTICS INTERNATIONAL INC.

Consolidated Statements of Operations

(Amounts in thousands, except per share amounts)
(Unaudited)

	For the three months ended March 31,
	2002	2001
Revenue:
Sales	$75,789	$71,938
Rentals	57,255	57,794
Support services	22,117	21,434

Total revenue	155,161	151,166
Cost of sales	49,216	45,433
Cost of rentals	21,898	22,600
Selling, service and administrative expenses	75,453	65,280

Earnings before interest and taxes	8,594	17,853
Interest expense	2,200	2,864

Income before income taxes	6,394	14,989
Provision for income taxes	2,538	5,890

Net income	$3,856	$9,099

Earnings per share:
Basic	$0.20	$0.47

Diluted	$0.19	$0.47

Shares used in computing earnings per share:
Basic	19,463	19,463

Diluted	19,859	19,479

See Notes to Consolidated Financial Statements

IMAGISTICS INTERNATIONAL INC.

Consolidated Balance Sheets

(Dollars in thousands)

	March 31, 2002	December 31, 2001
	(Unaudited)
Assets
Current assets:
Cash	$31,364	$18,844
Accounts receivable, less allowances of $6,569 and $6,188 at March 31, 2002 and December 31, 2001, respectively	119,495	131,057
Inventories	135,432	135,157
Current deferred taxes on income	12,608	14,825
Other current assets and prepaid expenses	3,691	3,975

Total current assets	302,590	303,858
Property, plant and equipment, net	33,718	30,814
Rental equipment, net	105,722	113,924
Goodwill, net of amortization of $4,855 at March 31, 2002 and December 31, 2001	52,600	52,600
Other assets	7,683	7,632

Total assets	$502,313	$508,828

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$1,000	$1,000
Accounts payable and accrued liabilities	73,975	65,922
Advance billings	28,492	29,376

Total current liabilities	103,467	96,298
Long-term debt	98,750	116,000
Deferred taxes on income	9,646	9,161
Other liabilities	1,093	1,930

Total liabilities	$212,956	$223,389
Commitments and contingencies	—	—
Stockholders' equity:
Preferred stock ($1.00 par value; 10,000,000 shares authorized, none outstanding at March 31, 2002 and December 31, 2001)	—	—
Common stock ($0.01 par value; 150,000,000 shares authorized, 19,789,786 and 19,463,007 outstanding at March 31, 2002 and December 31, 2001, respectively)	198	195
Additional paid in capital	294,132	289,517
Retained earnings (deficit)	1,934	(1,921)
Treasury stock, at cost (8,700 shares at March 31, 2002 and none at December 31, 2001)	(134)	—
Unearned compensation	(4,618)	—
Accumulated other comprehensive loss	(2,155)	(2,352)

Total stockholders' equity	289,357	285,439

Total liabilities and stockholders' equity	$502,313	$508,828

See Notes to Consolidated Financial Statements

IMAGISTICS INTERNATIONAL INC.

Consolidated Statements of Cash Flows

(Dollars in thousands)
(Unaudited)

	Three months ended March 31,
	2002	2001
Cash flows from operating activities:
Net income	$3,856	$9,099
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,129	18,978
Accounts receivable write-offs	1,162	2,088
Provision for inventory obsolescence	3,796	5,022
Deferred taxes on income	2,703	(2,352)
Change in assets and liabilities, net of acquisitions:
Accounts receivable	10,400	5,281
Inventories	(4,071)	(17,098)
Other current assets and prepaid expenses	284	(5,215)
Accounts payable and accrued liabilities	8,052	1,757
Advance billings	(884)	(897)
Other, net	(691)	777

Net cash provided by operating activities	$44,736	$17,440
Cash flows from investing activities:
Expenditures for fixed assets	(14,832)	$(17,806)
Purchase of treasury stock	(134)	—
Other investing activities	—	(1,832)

Net cash used in investing activities	$(14,966)	$(19,638)
Cash flows from financing activities:
Due to Pitney Bowes	$—	$11,819
Advances to Pitney Bowes	—	(8,215)
Repayment under Revolving Credit Facility	(17,250)	—

Net cash (used in) provided by financing activities	$(17,250)	$3,604

Increase in cash	12,520	1,406
Cash at beginning of period	18,844	3,100

Cash at end of period	$31,364	$4,506

See Notes to Consolidated Financial Statements

IMAGISTICS INTERNATIONAL INC.

Notes to Consolidated Financial Statements

(Amounts in thousands, except as otherwise indicated)
(Unaudited)

1. Background and basis of presentation

        Background.    The unaudited interim consolidated financial statements of Imagistics International Inc. ("Imagistics" or the "Company") have been prepared in accordance with generally accepted accounting principles in the United States of America and the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of the Company, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of results of operations, financial position and cash flows as of and for the periods presented.

        The Company believes that the disclosures contained in the unaudited interim consolidated financial statements are adequate to keep the information presented from being misleading. The results for the three months ended March 31, 2002 are not necessarily indicative of the results for the full year. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K for the year ended December 31, 2001 filed with the SEC on March 28, 2002.

        On December 11, 2000, the board of directors of Pitney Bowes Inc. ("Pitney Bowes") initiated a plan to spin-off substantially all of its office systems businesses to its stockholders as an independent publicly traded company. On December 3, 2001, Imagistics was spun off from Pitney Bowes pursuant to a contribution by Pitney Bowes of substantially all of its office systems businesses to the Company and a distribution of the stock of the Company to stockholders of Pitney Bowes based on a distribution ratio of 1 share of Imagistics stock for every 12.5 shares of Pitney Bowes stock held at the close of business on November 19, 2001 (the "Distribution"). Imagistics is a large direct sales, service and marketing organization offering document imaging solutions, including copiers, facsimile machines and multi-functional products, primarily to large corporate and government customers, as well as to mid-sized and regional businesses. In addition, the Company offers specialized document imaging options including digital, analog, color and/or networked products and systems.

        The Company was incorporated in Delaware on February 28, 2001 as Pitney Bowes Office Systems, Inc., a wholly owned subsidiary of Pitney Bowes. On that date, 100 shares of the Company's common stock, par value $.01 per share, were authorized, issued and outstanding. On October 12, 2001, the Company changed its name to Imagistics International Inc. At the Distribution, the Company's authorized capital stock consisted of 10,000,000 shares of preferred stock, par value $1.00 per share and 150,000,000 shares of common stock, par value $.01 per share. The Company issued 19,463,007 shares of common stock in connection with the Distribution described above.

        Pitney Bowes has received a tax ruling from the Internal Revenue Service stating that, subject to certain representations, the Distribution qualifies as tax-free to Pitney Bowes and its stockholders for United States federal income tax purposes.

        Basis of presentation.    The consolidated financial statements include certain historical assets, liabilities and related operations of the United States and United Kingdom office systems businesses, which were contributed to the Company from Pitney Bowes prior to the Distribution. Accordingly, the consolidated financial statements prior to December 3, 2001 were derived from the financial statements and accounting records of Pitney Bowes using the historical results of operations and historical basis of assets and liabilities of the United States and United Kingdom office systems businesses. Prior to the formation of the Company, the office systems business was operated as a division of Pitney Bowes. The Company began accumulating retained earnings on December 3, 2001, the date of the Distribution. Management believes the assumptions underlying the consolidated financial statements are reasonable. However, the consolidated financial statements included herein may not necessarily reflect the Company's financial position, results of operations and cash flows in the future or what its financial position, results of operations and cash flows would have been had the Company operated as a stand-alone entity in prior periods.

2. Goodwill and Goodwill Amortization

        Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standard No. 142 "Goodwill and Other Intangible Assets", which requires that goodwill and certain other intangible assets having indefinite lives no longer be amortized to earnings, but instead be subject to periodic testing for impairment. During the first quarter of fiscal 2002, the Company completed a transitional review of its goodwill for impairment and, as a result, determined that its recorded goodwill was not impaired.

        For the three months ended March 31, 2001, goodwill amortization amounted to $0.3 million. If the Company had adopted SFAS 142 at the beginning of fiscal 2001 and discontinued goodwill amortization, net income and income per common share on a pro forma basis would have been as follows:

Pro Forma
Three months ended March 31, 2001
Net Income	$9,319
Income per common share
Basic	$ 0.48
Diluted	$ 0.48

        The carrying value of goodwill of $52.6 million as of March 31, 2002 is attributable to the United States geographic segment.

3. Supplemental Information

  Inventories

        Inventories consist of the following:

	March 31, 2002	December 31, 2001
Supplies and service parts	$55,528	$58,580
Finished products	79,904	76,577

Total inventories	$135,432	$135,157

  Fixed assets

        Fixed assets consist of the following:

	March 31, 2002	December 31, 2001
Land	$1,356	$1,356
Buildings and leasehold improvements	9,723	9,515
Machinery and equipment	44,108	39,854

Property, plant and equipment, gross	55,187	50,725
Accumulated depreciation	(21,469)	(19,911)

Property, plant and equipment, net	$33,718	$30,814

Rental equipment, gross	$378,821	$378,391
Accumulated depreciation	(273,099)	(264,467)

Rental equipment, net	$105,722	$113,924

        Depreciation expense was $20.1 million and $18.6 million for the three months ended March 31, 2002 and 2001, respectively.

  Current liabilities

        Accounts payable and accrued liabilities consist of the following:

	March 31, 2002	December 31, 2001
Accounts payable	$23,168	$22,679
Accrued salaries, wages and commissions	6,270	6,447
Other non-income taxes payable	6,858	7,566
Miscellaneous accrued liabilities	37,679	29,230

Accounts payable and accrued liabilities	$73,975	$65,922

  Comprehensive Income

        Comprehensive income consists of the following:

	Three months ended March 31,
	2002	2001
Net income	$3,856	$9,099
Translation adjustment	(145)	319
Unrealized gain on cash flow hedges	342	—

Comprehensive income	$4,053	$9,418

4. Business Segment Information

        Geographic Information.    The Company operates in two reportable segments based on geographic area: the United States and the United Kingdom. Revenues are attributed to geographic regions based on where the revenues are derived. Identifiable long-lived assets in the United States at March 31, 2002 and December 31, 2001 include goodwill of $52.6 million.

	Three months ended March 31,
	2002	2001
Revenues:
United States:
Sales	$72,770	$68,483
Rentals	55,505	56,065
Support services	21,457	21,077

Total United States revenues	149,732	$145,625
United Kingdom:
Sales	3,019	$3,455
Rentals	1,750	1,729
Support services	660	357

Total United Kingdom revenues	5,429	5,541

Total revenues	$155,161	$151,166

Income before income taxes:
United States	$5,548	$14,163
United Kingdom	846	826

Total income before income taxes	$6,394	$14,989

        Revenues from Pitney Bowes, substantially all of which are generated in the United States segment, were approximately $33.8 million and $27.8 million during the three months ended March 31, 2002 and 2001, respectively. Of the revenues from Pitney Bowes, approximately $22.2 million and $22.1 million of equipment was sold to Pitney Bowes Credit Corporation ("PBCC") for lease to the end user and approximately $11.6 million and $5.7 million of equipment, supplies and services were sold to other Pitney Bowes subsidiaries. No other single customer or controlled group represents 10% or more of the Company's revenues.

	March 31, 2002	December 31, 2001
Identifiable long-lived assets
United States	$194,704	$199,837
United Kingdom	5,019	5,133

Total identifiable long-lived assets	$199,723	$204,970

Total assets
United States	$480,774	$488,861
United Kingdom	21,539	19,967

Total assets	$502,313	$508,828

        Concentrations.    Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers and relatively small account balances within the majority of the Company's customer base, and their dispersion across different businesses. The Company periodically evaluates the financial strength of its customers and believes that its credit risk exposure is limited.

        Most of the Company's product purchases are from overseas vendors and transacted in local currency, the majority of which are from a limited number of Japanese suppliers and denominated in yen. Although the Company currently sources products from a number of manufacturers throughout the world, a significant portion of new copier equipment is currently obtained from one supplier. If this supplier were unable to deliver products for a significant period of time, the Company would be required to find replacement products from an alternative supplier or suppliers, which may not be available on a timely or cost effective basis. The Company's operating results could be adversely affected if its significant supplier is unable to deliver sufficient product.

5. Earnings Per Share Calculation

        Basic earnings per share was calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Since the Distribution was not effective until December 3, 2001, the weighted average number of common shares outstanding for periods prior to the Distribution was assumed to be the number of shares issued in the Distribution.

        A reconciliation of the basic and diluted earnings per share computation is as follows:

	Three months ended March 31,
	2002	2001
Net income available to common stockholders	$3,856	$9,099

Weighted average common shares outstanding	19,773	19,463
Less: Non-vested restricted stock	310	—

Weighted average common shares for basic earnings per share	19,463	19,463
Add: Dilutive effect of restricted stock	310	—
Add: Dilutive effect of stock options	86	16

Weighted average common shares and equivalents for diluted earnings per share	19,859	19,479

Basic earnings per share	$0.20	$0.47
Diluted earnings per share	$0.19	$0.47

6. Long-Term Debt

        Long-term debt consists of the following:

	March 31, 2002	December 31, 2001
Revolving Credit Facility	$—	$17,000
Term Loan	99,750	100,000

Total debt	99,750	117,000
Less: current maturities	1,000	1,000

Total long-term debt	$98,750	$116,000

7. Commitments and Contingencies

        Legal matters.    In connection with the Distribution, the Company agreed to assume all liabilities associated with its business, and to indemnify Pitney Bowes for all claims relating to its business, including occasional lawsuits relating to the Company's business. In the normal course of business since the Distribution, the Company has been named as a party to occasional lawsuits relating to the Company's business. These lawsuits involve litigation relating to, among other things, contractual rights under vendor, insurance or other contracts, intellectual property or patent rights, equipment, service or payment disputes with customers and disputes with employees.

        In connection with the Distribution, liabilities were transferred to the Company for matters where Pitney Bowes was a plaintiff or a defendant in lawsuits, relating to the business or products of the Company. The Company has not recorded liabilities for loss contingencies since the ultimate resolutions of the legal matters cannot be determined and a minimum cost or amount of loss cannot be reasonably estimated. In the opinion of the Company's management, none of these proceedings, individually or in the aggregate, should have a material adverse effect on the Company's financial position, results of operations or cash flows.

        Risks and uncertainties.    The Company has a limited history operating as an independent entity, may be unable to make the changes necessary to operate successfully as a stand-alone entity, or may incur greater costs as a stand-alone entity that may cause the Company's profitability to decline. Prior to the Distribution, the Company's business was operated by Pitney Bowes as a segment of its broader corporate organization rather than as a separate stand-alone entity. Pitney Bowes assisted the Company by providing corporate functions such as legal and tax functions. Following the Distribution, Pitney Bowes has no obligation to provide assistance to the Company other than the interim and transitional services that will be provided by Pitney Bowes. Because the Company's business has not previously been operated as a stand-alone entity, there can be no assurance that the Company will be able to successfully implement the changes necessary to operate independently or will not incur additional costs as a result of operating independently. Each of these events would cause the Company's profitability to decline.

8. Separation Agreements

        The Company and Pitney Bowes entered into a transition services agreement that provides for Pitney Bowes to provide certain services to the Company, on a transitional basis. These services include information technology, computing, telecommunications, accounting, field service of equipment and dispatch call center services. The Company will pay Pitney Bowes for its actual out-of-pocket costs for the services provided, including a proportionate share of its overhead, if applicable, computed in accordance with Pitney Bowes' internal charge back practices. For the three months ended March 31, 2002, the Company paid Pitney Bowes $7.2 million in connection with the transition services agreement.

        The Company also entered into certain other agreements covering intellectual property, commercial relationships and leases and licensing arrangements. The pricing terms of the products and services covered by the other commercial agreements reflect negotiated prices.

        The Company and Pitney Bowes entered into a tax separation agreement, which governs the Company's and Pitney Bowes' respective rights, responsibilities and obligations after the Distribution with respect to taxes for the periods ending on or before the Distribution. In addition, the tax separation agreement generally obligates the Company not to enter into any transaction that would adversely affect the tax-free nature of the Distribution for the two-year period following the Distribution, and obligates the Company to indemnify Pitney Bowes and affiliates to the extent that any action the Company takes or fails to take gives rise to a tax liability with respect to the Distribution.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion should be read in conjunction with the audited consolidated financial statements and the notes thereto, included in the Company's latest Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission on March 28, 2002, as well as the unaudited consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q. This Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements that involve risks and uncertainties. Please see "Special Note About Forward-Looking Statements" for a discussion of the uncertainties, risks and assumptions associated with these statements. Our actual results could differ materially from those discussed in this section. For the purposes of the following discussion, unless the context otherwise requires, "Imagistics International Inc.," "Imagistics," and "the Company" refer to Imagistics International Inc. and subsidiary.

        The unaudited consolidated financial statements have been prepared by Imagistics pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of the Company, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of results of operations, financial position and cash flows as of and for the periods presented. The Company believes that the disclosures contained in the unaudited financial statements are adequate to keep the information presented from being misleading. The results for the three months ended March 31, 2002 are not necessarily indicative of the results for the full year.

OVERVIEW

        Imagistics is a large direct sales, service and marketing organization offering document imaging solutions, including copiers, facsimile machines and multifunctional products, primarily to large corporate and government customers known as national accounts, as well as to mid-size and regional businesses known as commercial accounts. In addition, we offer specialized document imaging options, including digital, analog, color and/or networked products and systems.

        Our strategy is to become the leading independent provider of enterprise office imaging and document solutions by leveraging our product and marketplace strengths in customer support to drive customer loyalty. Our goal is also to achieve operational excellence and benchmark productivity and to pursue opportunistic expansion and investments.

Revenues

        (Dollars in millions)

        The following table shows our revenue sources by product line for the periods indicated.

	Three months ended March 31,
	2002	2001
Copier product line	$87.0	$83.6
Facsimile product line	62.7	66.7
Sales to Pitney Bowes Canada	5.5	0.9

Total Revenue	$155.2	$151.2

        The following table shows our revenue sources by segment for the periods indicated.

	Three months ended March 31,
	2002	2001
United States	$149.8	$145.7
United Kingdom	5.4	5.5

Total Revenue	$155.2	$151.2

        The following table shows the growth rates by revenue type and product line for the three months ended March 31, 2002 compared with the comparable period in the prior year.

Sales
Copier products	10.9%
Facsimile products	(4.0%)
Total Sales	5.4%
Rentals
Copier products	6.7%
Facsimile products	(5.0%)
Total rentals	(0.9%)
Support services	3.2%
Total revenue	2.6%

Results of Operations

        The following table shows our statement of income data, expressed as a percentage of total revenue, for the periods indicated. The table also shows cost of sales as a percentage of sales revenue and cost of rentals as a percentage of rental revenue:

	As a % of total revenue, except as noted, for the three months ended March 31,
	2002	2001
Revenue:
Sales	48.8%	47.6%
Rentals	36.9	38.2
Support services	14.3	14.2

Total revenue	100.0	100.0
Cost of sales	31.7	30.0
Cost of rentals	14.1	15.0
Selling, service and administrative	48.7	43.2

Earnings before interest and taxes	5.5	11.8
Interest expense	1.4	1.9

Income before income taxes	4.1	9.9
Provision for income taxes	1.6	3.9

Net income	2.5%	6.0%

Cost of sales as a percentage of sales revenue	64.9%	63.2%

Cost of rentals as a percentage of rental revenue	38.2%	39.1%

Effective tax rate	39.7%	39.3%

Three months ended March 31, 2002 and March 31, 2001

        Revenue.    For the three months ended March 31, 2002, total revenue of $155 million increased 3% versus revenue for the three months ended March 31, 2001 of $151 million reflecting higher sales and support service revenue, partially offset by lower rental revenue. The increase in revenues is attributable to sales to Pitney Bowes Canada pursuant to a reseller agreement between the Company and Pitney Bowes Canada that became effective upon the distribution. Excluding the impact of the reseller agreement, total revenue was flat versus the prior year.

        Equipment and supply sales revenue of $76 million increased 5% for the three months ended March 31, 2002 from $72 million for the three months ended March 31, 2001. Excluding the impact of sales to Pitney Bowes Canada under the reseller agreement, total sales revenue declined 1% compared with the prior year. Total copier sales revenue increased 3% due to higher equipment sales and flat supply sales. Total facsimile sales revenue declined 9% on relatively flat equipment sales and lower supply sales revenue, which reflects declining facsimile usage caused by the use of other new technologies, such as e-mail.

        Equipment rental revenue of $57 million declined 1% for the three months ended March 31, 2002 from $58 million for the three months ended March 31, 2001, reflecting a decline in facsimile rental revenues partially offset by an increase in copier rental revenues resulting from a continuing copier marketing focus on National Accounts, which require a rental placement strategy similar to that of our facsimile product placement strategy. We continued to implement this strategic shift in our copier systems product line by increasing the focus on renting our copiers, responding to a need for financing flexibility in the national account marketplace. Rental revenue derived from our copier product line increased 7% reflecting growth in the overall installed rental population as well as the impact of increased placements of our high-end digital products. Rental revenue from our facsimile product line declined 5% versus the prior year reflecting primarily lower pricing on a relatively flat installed base.

        Support services revenue of $22 million, primarily derived from stand-alone service contracts, increased 3% for the three months ended March 31, 2002 from $21 million for the three months ended March 31, 2001, reflecting higher copier equipment sales and improved contract pricing.

        Cost of Sales.    Cost of sales was $49 million for the three months ended March 31, 2002 compared with $45 million in 2001 and as a percentage of sales revenue increased to 64.9% from 63.2%. This increase resulted from lower pricing on equipment sales to Pitney Bowes Canada under the reseller agreement. Excluding sales under the reseller agreement, cost of sales as a percentage of revenue declined 0.4 percentage points due primarily to product cost reductions as well as the weakening of the yen against the dollar.

        Cost of rentals.    Cost of rentals was $22 million for the three months ended March 31, 2002 compared with $23 million for the three months ended March 31, 2001 and as a percentage of rental revenue declined 1 percentage point to 38% for the three months ended March 31, 2002 from 39% for the three months ended March 31, 2001. This decline was due to the impact of our disciplined focus on improving profit margins coupled with product cost improvements, partially offset by an increase in the mix of copier and multifunctional product rentals, which have a lower gross margin than facsimile machines.

        Selling, service and administrative expenses.    Selling, service and administrative expenses of $75 million were 49% of total revenue for the three months ended March 31, 2002 compared with $65 million, or 43% of total revenue for the three months ended March 31, 2001. Selling, service and administrative expenses increased 16% versus prior year reflecting increased finance and administrative costs associated with becoming an independent public company and the expenditures for Enterprise Resource Planning ("ERP") technology designed to improve operational efficiency and deliver higher levels of customer support and service. Operating expenses of field sales and service offices are included in selling, service and administrative expenses because no meaningful allocation of these expenses to cost of sales, cost of rentals or cost of support services is practicable.

        Earnings Before Interest and Taxes.    Earnings before interest and taxes was $9 million or 5.5% of total revenue for the three months ended March 31, 2002 compared with $18 million or 11.8% of total revenue for the three months ended March 31, 2001.

        Net interest expense.    Interest expense was $2 million for the three months ended March 31, 2002 compared with $3 million for the three months ended March 31, 2001 primarily as a result of lower debt levels. Prior to the Distribution, we participated in Pitney Bowes' centralized cash management program, which was used to finance our operations. Interest expense for the three months ended March 31, 2001 represents an allocation from Pitney Bowes based upon the proportion of our net assets to Pitney Bowes' net assets. The Pitney Bowes weighted average borrowing rate for the three months ended March 31, 2001 was 6.8%. The weighted average interest rate for the three months ended March 31, 2002 was 6.75%.

        Effective tax rate.    Our effective tax rate was 39.7% for the three months ended March 31, 2002 compared with 39.3% for the three months ended March 31, 2001. For the three months ended March 31, 2001, our income was included in the Pitney Bowes consolidated income tax returns. Income tax expense was calculated as if Imagistics and Pitney Bowes filed separate income tax returns.

Liquidity and Capital Resources

        On November 9, 2001 the Company entered into a Credit Agreement with a group of lenders (the "Credit Agreement"). The Credit Agreement provides for secured borrowings or the issuance of letters of credit in an aggregate amount not to exceed $225 million and is comprised of a $125 million Revolving Credit Facility (the "Revolving Credit Facility") and a $100 million Term Loan (the "Term Loan"). The term of the Revolving Credit Facility is five years and the term of the Term Loan is six years. The Term Loan is payable in 20 consecutive equal quarterly installments of $0.3 million due March 31, 2002 through December 31, 2006, three consecutive equal quarterly installments of $23.8 million due March 31, 2007 through September 30, 2007 and a final payment of $23.8 million due at maturity. Our Credit Agreement received a BB+ rating from Standard & Poors and a rating of Ba3 from Moody's Investor Services.

        We have pledged substantially all of our assets plus 65% of the stock of our subsidiary as security for our obligations under the Credit Agreement. Available borrowings and letter of credit issuance under the Revolving Credit Facility are determined by a borrowing base consisting of a percentage of our eligible accounts receivable, inventory, rental assets and accrued and advance billings.

        The Credit Agreement contains financial covenants that require the maintenance of minimum earnings before interest, taxes, depreciation and amortization and a maximum leverage ratio, as well as other covenants, which, among other things, place limits on dividend payments and capital expenditures. On March 19, 2002, we amended the Credit Agreement to increase the total amount of our stock permitted to be repurchased from $20 million to $30 million. The Credit Agreement allows us to make acquisitions up to an aggregate consideration of $30 million. At March 31, 2002, we were in compliance with all financial covenants and expect to continue to be in compliance with these covenants.

        Amounts borrowed under the Revolving Credit Facility bear interest at variable rates based, at our option, on either the LIBOR rate plus a margin of from 2.25% to 3.00%, depending on our leverage ratio, or the Fleet Bank base lending rate plus a margin of from 1.25% to 2.00%, depending on our leverage ratio. Amounts borrowed under the Term Loan bear interest at variable rates based, at our option, on either the LIBOR rate plus a margin of 3.50% or 3.75%, depending on our leverage ratio, or the Fleet Bank base lending rate plus a margin of from 2.00% to 2.75%, depending on our leverage ratio. A commitment fee of from 0.375% of 0.500%, depending on our leverage ratio, on the average daily unused portion of the Revolving Credit Facility is payable quarterly, in arrears.

        The Credit Agreement requires us to manage our interest rate risk with respect to at least 50% of the aggregate principal amount of the Term Loan for a period of at least 36 months. Accordingly, we entered into two interest rate swap agreements to convert the variable interest rate payable on the Term Loan to a fixed interest rate in order to hedge the exposure to variability in expected future cash flows. At March 31, 2002, we were party to two interest rate swap agreements in notional amounts of $50 million and $30 million that expire in February 2005. These interest rate swap agreements have been designated as cash flow hedges. The counterparties to the interest rate swap agreements are major international financial institutions. We monitor the credit quality of these financial institutions and do not anticipate any losses as a result of counterparty non-performance. Under the terms of the swap agreements, we will receive payments based upon the 90-day LIBOR rate and will remit payments based upon a fixed rate. The fixed interest rates are 4.165% and 4.320% for the $50 million and the $30 million swap agreements, respectively. We recorded the $0.6 million fair value of the swap agreements at March 31, 2002 in other assets and included the unrealized gain in other comprehensive income. The interest rate swap agreements were 100% effective for the three months ended March 31, 2002.

        Our initial borrowings of $150 million under the Credit Agreement, consisting of $100 million under the Term Loan and $50 million under the Revolving Credit Facility, were used to repay amounts due to Pitney Bowes and to pay a dividend to Pitney Bowes. At March 31, 2002, approximately $100 million of borrowings were outstanding under the Credit Agreement, consisting solely of borrowings under the Term Loan and the borrowing base amounted to approximately $227 million. As of April 30, 2002, approximately $83 million of borrowings were outstanding under the Credit Agreement, consisting solely of borrowings under the Term Loan.

        Historically, our cash flow has been positive as a result of our high percentage of recurring revenues, particularly our rental revenues, and we expect our cash flow to remain positive.

        Net cash provided for operating activities was $45 million and $17 million for the three months ended March 31, 2002 and 2001, respectively. Net income was $4 million and $9 million, respectively. Depreciation and amortization was $20 million and $19 million, respectively. Accounts receivable write-offs were $1 million and $2 million for the three months ended March 31, 2002 and 2001, respectively. The provision for inventory obsolescence was $4 million and $5 million for the three months ended March 31, 2002 and 2001, respectively. Decreases in accounts receivable provided cash of $10 million and $5 million for the three months ended March 31, 2002 and 2001 respectively. Cash was required to support increases in inventory of $4 million and $17 million for the three months ended March 31, 2002 and 2001, respectively. An increase in accounts payable and accrued liabilities for the three months ended March 31, 2002 and 2001 provided cash of $8 million and $2 million, respectively.

        We used $15 million and $20 million in investing activities for the three months ended March 31, 2002 and 2001, respectively. Investment in rental equipment assets totaled $11 million and $15 million for the three months ended March 31, 2002 and 2001, respectively. Capital expenditures for property, plant and equipment were $4 million, and $3 million for the three months ended March 31, 2002 and 2001, respectively. On March 27, 2002, we began repurchasing our stock under our previously announced $30 million stock buy back program and, as of March 31, 2002, accumulated approximately 9,000 shares of treasury stock at a cost of $0.1 million. During the three months ended March 31, 2001, we acquired one dealer operation at the purchase price of approximately $2 million.

        Cash used in financing activities was $17 million for the three months ended March 31, 2002 reflecting repayments under the Revolving Credit Facility. Cash provided by financing activities in 2001 reflects increases in amounts due to Pitney Bowes for corporate allocations and other intercompany charges.

        The ratio of current assets to current liabilities declined to 2.9 to 1 at March 31, 2002 compared with 3.2 to 1 at December 31, 2001 due to a reduction in accounts receivable and an increase in accounts payable and accrued liabilities. At March 31, 2002 our total debt as a percentage of total capitalization declined to 26% from 29% at December 31, 2001 due to debt repayment.

        We had no material commitments other than supply agreements with vendors that extend only to equipment ordered under purchase orders; there are no long-term purchase requirements. We will continue to make additional investments in facilities, rental equipment, computer equipment and systems and our distribution network as required to support our revenue growth. We anticipate investments in rental equipment assets for new and replacement programs in amounts consistent with prior years. We estimate that we will invest approximately $40 million to $45 million over the next 24 months to enhance our information systems infrastructure and implement our ERP system.

        Our cash flow from operations, together with borrowings under the Credit Agreement, are expected to adequately finance our ordinary operating cash requirements and capital expenditures for the foreseeable future. We expect to fund further expansion and long-term growth primarily with cash flows from operations, borrowings under the Credit Agreement and possible future sales of additional equity or debt securities.

Special Note About Forward-Looking Statements

        Statements contained in this discussion and elsewhere in this report that are not purely historical are forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, and are based on management's beliefs, certain assumptions and current expectations. These statements may be identified by their use of forward-looking terminology such as the words "expects", "projects", "anticipates", "intends" and other similar words. Such forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, general economic, business and market conditions, competitive pricing pressures, timely development and acceptance of new products, our reliance on third party suppliers, potential disruptions in implementing information technology systems, our ability to create brand recognition under our new name and currency and interest rate fluctuations. Certain of these risks and uncertainties are discussed more fully elsewhere in our filings with the Securities and Exchange Commission, including our 2001 Form 10-K filed on March 28, 2002. The forward-looking statements contained herein are made as of the date hereof and we do not undertake any obligation to update any forward-looking statements, whether as a result of future events, new information or otherwise.

Recent Accounting Pronouncements

        In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires the recognition of an asset retirement obligation when an entity incurs a legal obligation associated with the retirement of a tangible long lived asset and the amount of the liability can be reasonably estimated. We will adopt SFAS No. 143 on January 1, 2003. We are currently assessing the effect, if any, SFAS No. 143 may have on our financial position, results of operations and cash flows.

        In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets." SFAS 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and of Long-Lived Assets to be Disposed of" and establishes accounting and reporting standards for long-lived assets, excluding goodwill, to be used, held for sale or disposed of other than by sale. SFAS No. 144 requires an entity to recognize an impairment loss in an amount equal to the difference between the carrying amount of the long-lived asset and its fair value if the carrying amount of the asset is not recoverable from undiscounted cash flows. We adopted SFAS No. 144 effective January 1, 2002. The adoption of this accounting standard did not have a material impact on our consolidated financial position, results of operations, or cash flows.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Legal Matters

        In connection with the Distribution, we agreed to assume all liabilities associated with our business, and to indemnify Pitney Bowes for all claims relating to our business. In the course of normal business, we have been party to occasional lawsuits relating to our business. These may involve litigation by or against Pitney Bowes or Imagistics relating to, among other things, contractual rights under vendor, insurance or other contracts, intellectual property or patent rights, equipment, service or payment disputes with customers and disputes with employees.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)
Exhibits.

10.27	Amendment No. 1 to Credit Agreement between Imagistics International Inc. and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Syndication Agent, Fleet Capital Corporation, as Administrative Agent, and the Lenders identified therein
(b)
Reports on Form 8-K.

        During the quarter ended March 31, 2002, the Company filed a Current Report on Form 8-K, dated February 11, 2002, to furnish under Item 9 of such Form materials used in its presentations to the financial analyst and investment community.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 14, 2002		Imagistics International, Inc.
(Registrant)
	By:	/s/ JOSEPH D. SKRZYPCZAK

Name: Joseph D. Skrzypczak Title: Chief Financial Officer and Authorized Signatory

QuickLinks

IMAGISTICS INTERNATIONAL INC. INDEX
PART I—FINANCIAL INFORMATION
IMAGISTICS INTERNATIONAL INC. Consolidated Statements of Operations (Amounts in thousands, except per share amounts) (Unaudited)
IMAGISTICS INTERNATIONAL INC. Consolidated Balance Sheets (Dollars in thousands)
IMAGISTICS INTERNATIONAL INC. Consolidated Statements of Cash Flows (Dollars in thousands) (Unaudited)
IMAGISTICS INTERNATIONAL INC. Notes to Consolidated Financial Statements (Amounts in thousands, except as otherwise indicated) (Unaudited)
PART II—OTHER INFORMATION
SIGNATURES