Form 10-Q
period 2002-06-30
IMAGISTICS INTERNATIONAL INC
filed 2002-08-14
CIK 1137019

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)
/X/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

/  /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM    TO

                         Commission File Number 1-16449

                          IMAGISTICS INTERNATIONAL INC.
             (Exact Name of Registrant as Specified in Its Charter)

                       DELAWARE                                                           06-1611068
(State or Other Jurisdiction of Incorporation or Organization)               (I.R.S. Employer Identification No.)

                        100 OAKVIEW DRIVE
                     TRUMBULL, CONNECTICUT                                                   06611
            (Address of Principal Executive Offices)                                       (Zip Code)


                                 (203) 365-7000

              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__

Number of shares of Imagistics Common Stock, par value $ .01, outstanding as of July 31, 2002: 18,725,401

================================================================================

                          IMAGISTICS INTERNATIONAL INC.

                                      INDEX

PART I - FINANCIAL INFORMATION..................................................................................................3

ITEM 1.       FINANCIAL STATEMENTS..............................................................................................3
       Consolidated Income Statements for the three and six months ended June 30, 2002 and 2001 (Unaudited).....................3
       Consolidated Balance Sheets as of June 30, 2002 (Unaudited) and December 31, 2001........................................4
       Consolidated Statements of Cash Flows for the six months ended June 30, 2002 and 2001 (Unaudited)........................5
       Notes to Consolidated Financial Statements...............................................................................6

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
              OF OPERATIONS....................................................................................................12

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.......................................................19

PART II - OTHER INFORMATION....................................................................................................20

ITEM 1.       LEGAL PROCEEDINGS................................................................................................20

ITEM 2        CHANGES IN SECURITIES AND USE OF PROCEEDS........................................................................20

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............................................................20

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K.................................................................................21

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          IMAGISTICS INTERNATIONAL INC.

                         CONSOLIDATED INCOME STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                FOR THE THREE MONTHS                  FOR THE SIX MONTHS
                                                                   ENDED JUNE 30,                       ENDED JUNE 30,
                                                           -------------------------------      -------------------------------
                                                                 2002             2001                2002            2001
                                                           --------------   --------------      --------------   --------------
Revenue:
      Sales                                                 $     79,775     $     79,105        $    155,564     $    151,043
      Rentals                                                     57,612           57,836             114,867          115,630
      Support services                                            20,904           20,912              43,021           42,346
                                                           --------------   --------------      --------------   --------------
Total revenue                                                    158,291          157,853             313,452          309,019
      Cost of sales                                               48,592           50,784              97,808           96,217
      Cost of rentals                                             21,557           23,711              43,455           46,311
      Selling, service and administrative expenses                78,882           74,482             154,335          139,762
                                                           --------------   --------------      --------------   --------------
Earnings before interest and taxes                                 9,260            8,876              17,854           26,729
      Interest expense                                             1,989            2,984               4,189            5,848
                                                           --------------   --------------      --------------   --------------
Income before income taxes                                         7,271            5,892              13,665           20,881
      Provision for income taxes                                   2,890            2,397               5,428            8,287
                                                           --------------   --------------      --------------   --------------
Net income                                                  $      4,381      $     3,495        $      8,237     $     12,594
                                                           ==============   ==============      ==============   ==============


Earnings per share:
      Basic                                                 $       0.23      $      0.18        $       0.43     $      0.65
                                                           ==============   ==============      ==============   ==============
      Diluted                                               $       0.22      $      0.18        $       0.42     $      0.65
                                                           ==============   ==============      ==============   ==============

Shares used in computing earnings per share:
      Basic                                                   19,116,493       19,463,007          19,270,061       19,463,007
                                                           ==============   ==============      ==============   ==============
      Diluted                                                 19,637,033       19,479,121          19,728,307       19,479,121
                                                           ==============   ==============      ==============   ==============




                 See Notes to Consolidated Financial Statements

                          IMAGISTICS INTERNATIONAL INC.

                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                                                                 JUNE 30,        DECEMBER 31,
                                                                                                   2002              2001
                                                                                               -------------   ----------------
                                                                                                (UNAUDITED)
ASSETS
Current assets:
     Cash                                                                                       $    28,308     $       18,844
     Accounts receivable, less allowances of $7,462 and $6,188 at
         June 30, 2002 and December 31, 2001, respectively                                          123,320            131,057
     Inventories                                                                                    122,920            135,157
     Current deferred taxes on income                                                                15,484             14,825
     Other current assets and prepaid expenses                                                        3,552              3,975
                                                                                               -------------   ----------------
         Total current assets                                                                       293,584            303,858
Property, plant and equipment, net                                                                   35,369             30,814
Rental equipment, net                                                                               101,493            113,924
Goodwill, net of amortization of $4,855 at
     June 30, 2002 and December 31, 2001                                                             52,600             52,600
Other assets                                                                                          6,633              7,632
                                                                                               -------------   ----------------
         Total assets                                                                           $   489,679     $      508,828
                                                                                               =============   ================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debt                                                          $       830     $        1,000
     Accounts payable and accrued liabilities                                                        80,463             65,922
     Advance billings                                                                                28,016             29,376
                                                                                               -------------   ----------------
         Total current liabilities                                                                  109,309             96,298
Long-term debt                                                                                       81,713            116,000
Deferred taxes on income                                                                             16,346              9,161
Other liabilities                                                                                     1,866              1,930
                                                                                               -------------   ----------------
         Total liabilities                                                                      $   209,234     $      223,389
Commitments and contingencies                                                                             -                  -
Stockholders' equity:
     Preferred stock ($1.00 par value; 10,000,000 shares authorized,
         none outstanding at June 30, 2002 and December 31, 2001)                                         -                  -
     Common stock ($0.01 par value; 150,000,000 shares authorized,
         19,123,097 and 19,463,007 outstanding at June 30, 2002
         and December 31, 2001, respectively)                                                           198                195
     Additional paid in capital                                                                     294,159            289,517
     Retained earnings (deficit)                                                                      6,316             (1,921)
     Treasury stock, at cost (690,160 shares at June 30, 2002
         and none at December 31, 2001)                                                             (12,509)                 -
     Unearned compensation                                                                           (3,890)                 -
     Accumulated other comprehensive loss                                                            (3,829)            (2,352)
                                                                                               -------------   ----------------
         Total stockholders' equity                                                                 280,445            285,439
                                                                                               -------------   ----------------
         Total liabilities and stockholders' equity                                             $   489,679     $      508,828
                                                                                               =============   ================


                 See Notes to Consolidated Financial Statements

                          IMAGISTICS INTERNATIONAL INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)


                                                                                                   SIX MONTHS ENDED JUNE 30,
                                                                                                -------------------------------
                                                                                                     2002             2001
                                                                                                -------------    --------------
Cash flows from operating activities:
     Net income                                                                                  $     8,237      $     12,594
     Adjustments to reconcile net income to net cash
         provided by operating activities:
         Depreciation and amortization                                                                40,286            39,234
         Accounts receivable write-offs                                                                3,019             4,382
         Provision for inventory obsolescence                                                          7,292            12,839
         Deferred taxes on income                                                                      6,527             1,235
         Change in assets and liabilities, net of acquisitions:
            Accounts receivable                                                                        4,718             7,096
            Inventories                                                                                4,945            (9,820)
            Other current assets and prepaid expenses                                                    424            (4,339)
            Accounts payable and accrued liabilities                                                  14,539            (5,160)
            Advance billings                                                                          (1,360)             (584)
         Other, net                                                                                      179              (398)
                                                                                                -------------    --------------
            Net cash provided by operating activities                                                 88,806            57,079
Cash flows from investing activities:
     Expenditures for fixed assets                                                                   (32,411)          (35,031)
     Other investing activities                                                                            -            (3,150)
                                                                                                -------------    --------------
            Net cash used in investing activities                                                    (32,411)          (38,181)
Cash flows from financing activities:
     Due to Pitney Bowes                                                                                   -            (3,535)
     Advances to Pitney Bowes                                                                              -           (13,988)
     Exercised stock options                                                                              35                 -
     Purchase of treasury stock                                                                      (12,509)                -
     Repayment under Term Loan                                                                       (17,457)                -
     Repayment under Revolving Credit Facility                                                       (17,000)                -
                                                                                                -------------    --------------
            Net cash used in financing activities                                                    (46,931)          (17,523)
                                                                                                -------------    --------------
Increase in cash                                                                                       9,464             1,375
Cash at beginning of period                                                                           18,844             3,100
                                                                                                -------------    --------------
Cash at end of period                                                                            $    28,308      $      4,475
                                                                                                =============    ==============


                 See Notes to Consolidated Financial Statements

                          IMAGISTICS INTERNATIONAL INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (DOLLARS IN THOUSANDS, EXCEPT AS OTHERWISE INDICATED)
                                   (UNAUDITED)

1. BACKGROUND AND BASIS OF PRESENTATION

     Background. The unaudited interim consolidated financial statements of Imagistics International Inc. ("Imagistics" or the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of the Company, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of results of operations, financial position and cash flows as of and for the periods presented.

     The Company believes that the disclosures contained in the unaudited interim consolidated financial statements are adequate to keep the information presented from being misleading. The results for the three and six months ended June 30, 2002 are not necessarily indicative of the results for the full year. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K for the year ended December 31, 2001 filed with the SEC on March 28, 2002.

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

     Imagistics is a large direct sales, service and marketing organization offering document imaging solutions, including copiers, facsimile machines and multi-functional products, primarily to large corporate and government customers, as well as to mid-sized and regional businesses. In addition, the Company offers a range of copier and multi-functional product document imaging options including digital, analog, color and/or networked products and systems.

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

2. GOODWILL AND GOODWILL AMORTIZATION

     Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets", which requires that goodwill and certain other intangible assets having indefinite lives no longer be amortized to earnings, but instead be subject to periodic testing for impairment. The Company has completed a transitional review of its goodwill for impairment and, as a result, determined that its recorded goodwill was not impaired.

     For the three and six month periods ended June 30, 2001, goodwill amortization amounted to $0.4 million and $0.7 million, respectively. If the Company had adopted SFAS 142 at the beginning of fiscal 2001 and discontinued goodwill amortization, net income and income per common share on a pro forma basis would have been as follows:

                                       -----------------------------------------
                                                      PRO FORMA
                                       -----------------------------------------
                                         THREE MONTHS           SIX MONTHS
                                          ENDED JUNE            ENDED JUNE 30,
                                             2001                   2001
                                       ------------------   --------------------
Net income                                  $ 3,703               $ 13,022
Income per common share
      Basic                                 $  0.19               $   0.67
      Diluted                               $  0.19               $   0.67


     The carrying value of goodwill of $52.6 million as of June 30, 2002 is attributable to the United States geographic segment.

3. SUPPLEMENTAL INFORMATION

     Inventories

     Inventories consist of the following:


                                             JUNE 30,          DECEMBER 31,
                                               2002                2001
                                        ----------------     ----------------
Supplies and service parts               $       43,351       $       58,580
Finished products                                79,569               76,577
                                        ----------------     ----------------
Total inventories                        $      122,920       $      135,157
                                        ================     ================

     Fixed assets

     Fixed assets consist of the following:

                                             JUNE 30,          DECEMBER 31,
                                               2002                2001
                                        ----------------     ----------------
Land                                     $        1,356       $        1,356
Buildings and leasehold improvements              9,903                9,515
Machinery and equipment                          46,985               39,854
                                        ----------------     ----------------
Property, plant and equipment, gross             58,244               50,725
Accumulated depreciation                        (22,875)             (19,911)
                                        ----------------     ----------------
Property, plant and equipment, net       $       35,369       $       30,814
                                        ================     ================

Rental equipment, gross                  $      377,802       $      378,391
Accumulated depreciation                       (276,309)            (264,467)
                                        ----------------     ----------------
Rental equipment, net                    $      101,493       $      113,924
                                        ================     ================


     Depreciation expense was $20.2 million and $40.3 million for the three and six months ended June 30, 2002, respectively, and $19.9 million and $38.5 million for the three and six months ended June 30, 2001, respectively.

     Current liabilities

     Accounts payable and accrued liabilities consist of the following:

                                                             JUNE 30,           DECEMBER 31,
                                                               2002                 2001
                                                         -----------------    -----------------
Accounts payable                                          $        28,293       $       22,679
Accrued salaries, wages and commissions                             7,292                6,447
Other non-income taxes payable                                      7,538                7,566
Miscellaneous accrued liabilities                                  37,340               29,230
                                                         -----------------    -----------------
Accounts payable and accrued liabilities                  $        80,463       $       65,922
                                                         =================    =================


     Comprehensive income

     Comprehensive income consists of the following:

                                                                          THREE MONTHS ENDED              SIX MONTHS ENDED,
                                                                                JUNE 30,                      JUNE 30,
                                                                     ---------------------------  --------------------------
                                                                         2002          2001            2002           2001
                                                                     -----------   -----------    -----------    -----------
Net income                                                            $   4,381     $   3,495    $     8,237      $  12,594
Translation adjustment                                                      436          (306)           291             13
Unrealized loss on cash flow hedges                                      (2,110)            -         (1,767)             -
                                                                     -----------   -----------    -----------    -----------
Comprehensive income                                                  $   2,707     $   3,189    $     6,761      $  12,607
                                                                     ===========   ===========    ===========    ===========


     The Company has interest rate swap agreements designated as cash flow hedges. At December 31, 2001 and March 31, 2002, the Company recorded an asset of $301 and $644, respectively for the fair market value of the interest rate swap agreements. At June 30, 2002, the Company recorded a liability of $1,466 for the fair market value of the interest rate swap agreements. The unrealized loss was included in accumulated other comprehensive loss in stockholders' equity.

     Cash flow information

     Cash paid for income taxes was $1,487 and cash paid for interest was $1,811 for the six months ended June 30, 2002.

4. BUSINESS SEGMENT INFORMATION

     Geographic information. The Company operates in two reportable segments based on geographic area: the United States and the United Kingdom. Revenues are attributed to geographic regions based on where the revenues are derived. Identifiable long-lived assets in the United States at June 30, 2002 and December 31, 2001 include goodwill of $52.6 million.


                                                                         THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                              JUNE 30,                     JUNE 30,
                                                                     ---------------------------  --------------------------
                                                                         2002          2001           2002           2001
                                                                     -----------   -----------    -----------    -----------
Revenues:
     United States:
         Sales                                                         $ 76,953      $ 76,328       $149,723      $ 144,811
         Rentals                                                         56,024        56,162        111,529        112,227
         Support services                                                20,311        20,473         41,768         41,550
                                                                      ----------    ----------     ----------    -----------
            Total United States revenues                               $153,288      $152,963       $303,020      $ 298,588
                                                                      ----------    ----------     ----------    -----------
     United Kingdom:
         Sales                                                         $  2,822      $  2,777       $  5,841      $   6,232
         Rentals                                                          1,588         1,674          3,338          3,403
         Support services                                                   593           439          1,253            796
                                                                      ----------    ----------     ----------    -----------
            Total United Kingdom revenues                                 5,003         4,890         10,432         10,431
                                                                      ----------    ----------     ----------    -----------
     Total revenues                                                    $158,291      $157,853       $313,452      $ 309,019
                                                                      ==========    ==========     ==========    ===========
Income before income taxes:
     United States                                                     $  6,549      $  8,439       $ 12,097      $  22,602
     United Kingdom                                                         722        (2,547)         1,568         (1,721)
                                                                      ----------    ----------     ----------    -----------
     Total income before income taxes                                  $  7,271      $  5,892       $ 13,665      $  20,881
                                                                      ==========    ==========     ==========    ===========


     Revenues from Pitney Bowes, substantially all of which are generated in the United States segment, were approximately $35.4 million and $69.2 million during the three and six months ended June 30, 2002 and $27.9 million and $52.6 million during the three and six months ended June 30, 2001. Of the 2002 revenues from Pitney Bowes, approximately $20.5 million and $42.7 million of equipment was sold to Pitney Bowes Credit Corporation ("PBCC") for lease to the end user and approximately $14.9 million and $26.5 million of equipment, supplies and services were sold to other Pitney Bowes subsidiaries for the three and six months ended June 30, respectively. In 2001, approximately $24.1 million and $43.7 million of equipment was sold to PBCC and approximately $3.8 million and $8.9 million of equipment, supplies and services were sold to other Pitney Bowes subsidiaries during the three and six month periods ended June 30, respectively.
No other single customer or controlled group represents 10% or more of the Company's revenues.

                                                                             JUNE 30,          DECEMBER 31,
                                                                               2002                2001
                                                                          --------------     ----------------
Identifiable long-lived assets
     United States                                                         $    191,197       $      199,837
     United Kingdom                                                               4,898                5,133
                                                                          --------------     ----------------
     Total identifiable long-lived assets                                  $    196,095       $      204,970
                                                                          ==============     ================

Total assets
     United States                                                         $    466,995       $      488,861
     United Kingdom                                                              22,684               19,967
                                                                          --------------     ----------------
     Total assets                                                          $    489,679       $      508,828
                                                                          ==============     ================

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

     Most of the Company's product purchases are from overseas vendors, the majority of which are from a limited number of Japanese suppliers. Although the Company currently sources products from a number of manufacturers throughout the world, a significant portion of new copier equipment is currently obtained from one supplier. If this supplier were unable to deliver products for a significant period of time, the Company would be required to find replacement products from an alternative supplier or suppliers, which may not be available on a timely or cost effective basis. The Company's operating results could be adversely affected if its significant supplier is unable to deliver sufficient product.

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

     A reconciliation of the basic and diluted earnings per share computation is as follows:

                                                                         THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                              JUNE 30,                      JUNE 30,
                                                                     ---------------------------  ---------------------------
                                                                         2002           2001          2002           2001
                                                                     ------------  ------------   ------------   ------------
Net income available to common stockholders                           $    4,381    $    3,495     $    8,237     $   12,594
                                                                     ============  ============   ============   ============

Weighted average common shares outstanding                            19,457,695    19,463,007     19,595,523     19,463,007
      Less: Non-vested restricted stock                                  341,202             -        325,462              -
                                                                     ------------  ------------   ------------   ------------
Weighted average common shares for basic earnings per share           19,116,493    19,463,007     19,270,061     19,463,007
      Add: Dilutive effect of restricted stock                           341,202             -        325,462              -
      Add: Dilutive effect of stock options                              179,338        16,114        132,784         16,114
                                                                     ------------  ------------   ------------   ------------
Weighted average common shares and equivalents
for diluted earnings per share                                        19,637,033    19,479,121     19,728,307     19,479,121
                                                                     ============  ===========    ===========    ============

Basic earnings per share                                              $     0.23    $     0.18     $     0.43     $     0.65
Diluted earnings per share                                            $     0.22    $     0.18     $     0.42     $     0.65


6. LONG-TERM DEBT

     Long-term debt consists of the following:

                                                                                            JUNE 30,           DECEMBER 31,
                                                                                              2002                 2001
                                                                                        --------------       ---------------
Revolving Credit Facility                                                                $        -           $      17,000
Term Loan                                                                                      82,543               100,000
                                                                                        --------------       ---------------
Total debt                                                                                     82,543               117,000
Less: current maturities                                                                          830                 1,000
                                                                                        --------------       ---------------
Total long-term debt                                                                     $     81,713         $     116,000
                                                                                        ==============       ===============


     On March 19, 2002, the Credit Agreement was amended to increase the total amount of the Company's stock permitted to be repurchased from $20 million to $30 million. On July 19, 2002, the Credit Agreement was further amended to increase the total amount of the Company's stock permitted to be repurchased from $30 million to $58 million and to reduce Term Loan interest rates to the LIBOR rate plus a margin of from 2.75% to 3.75%, depending on our leverage ratio, or the Fleet Bank base lending rate plus a margin of from 1.75% to 2.75%, depending on our leverage ratio.

7. COMMITMENTS AND CONTINGENCIES

     Legal matters. In connection with the Distribution, the Company agreed to assume all liabilities associated with the Company's business, and to indemnify Pitney Bowes for all claims relating to the Company's business, including lawsuits relating to the Company's business. In the normal course of business, the Company and Pitney Bowes have been named as a party to occasional lawsuits relating to the Company's business. These lawsuits and other claims may involve disputes relating to, among other things, contractual rights under vendor, insurance or other contracts, intellectual property or patent rights, equipment, service or payment disputes with customers and disputes with employees.

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

8. SEPARATION AGREEMENTS

     The Company and Pitney Bowes entered into a transition services agreement that provides for Pitney Bowes to provide certain services to the Company, on a transitional basis. These services include information technology, computing, telecommunications, accounting, field service of equipment and dispatch call center services. The Company will pay Pitney Bowes for its costs for the services provided, including a proportionate share of its overhead, if applicable, computed in accordance with Pitney Bowes' internal charge back practices. For the three and six months ended June 30, 2002, the Company paid Pitney Bowes $5.0 million and $12.2 million respectively, in connection with the transition services agreement.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the audited consolidated financial statements and the notes thereto, included in the Company's latest Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission on March 28, 2002, as well as the unaudited consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q. This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Please see "Risk Factors That Could Cause Results To Vary" and "Special Note About Forward-Looking Statements" for a discussion of the uncertainties, risks and assumptions associated with these statements. Our actual results could differ materially from those forward-looking statements discussed in this section. For the purposes of the following discussion, unless the context otherwise requires, "Imagistics International Inc.," "Imagistics," and "the Company" refer to Imagistics International Inc. and subsidiary.

     The unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of the Company, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of results of operations, financial position and cash flows as of and for the periods presented. The Company believes that the disclosures contained in the unaudited consolidated financial statements are adequate to keep the information presented from being misleading. The results for the three and six months ended June 30, 2002 are not necessarily indicative of the results for the full year.

OVERVIEW

     Imagistics is a large direct sales, service and marketing organization offering document imaging solutions, including copiers, facsimile machines and multifunctional products, primarily to large corporate and government customers known as national accounts, as well as to mid-size and regional businesses known as commercial accounts. In addition, we offer a range of copier and multi-functional product document imaging options, including digital, analog, color and/or networked products and systems.

     Our strategy is to become the leading independent provider of enterprise office imaging and document solutions by leveraging our product and marketplace strengths in customer support to drive customer loyalty. Our goal is also to achieve operational excellence and benchmark productivity and to pursue opportunistic expansion and investments.

REVENUES

(Dollars in thousands)

     The following table shows our revenue sources by product line for the periods indicated.

                                                                         THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                              JUNE 30,                      JUNE 30,
                                                                     ---------------------------  ---------------------------
                                                                          2002          2001          2002           2001
                                                                     ------------  ------------   ------------   ------------
Copier product line                                                   $   87,997    $   89,168     $  174,967     $  172,752
Facsimile product line                                                    62,396        67,723        125,047        134,420
Sales to Pitney Bowes Canada                                               7,898           962         13,438          1,847
                                                                     ------------  ------------   ------------   ------------
Total revenue                                                         $  158,291    $  157,853     $  313,452     $  309,019
                                                                     ============  ============   ============   ============

     The following table shows our revenue sources by segment for the periods indicated.


                                                                         THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                              JUNE 30,                      JUNE 30,
                                                                     ---------------------------  ---------------------------
                                                                          2002          2001          2002           2001
                                                                     ------------  ------------   ------------   ------------
United States                                                         $  153,288    $  152,963     $  303,020     $  298,588
United Kingdom                                                             5,003         4,890         10,432         10,431
                                                                     ------------  ------------   ------------   ------------
Total revenue                                                         $  158,291    $  157,853     $  313,452     $  309,019
                                                                     ============  ============   ============   ============

     The following table shows the growth rates by revenue type and product line for the three and six months ended June 30, 2002 compared with the same period in the prior year.

                                         FOR THE THREE MONTHS            FOR THE SIX MONTHS
                                          ENDED JUNE 30, 2002           ENDED JUNE 30, 2002
                                       ------------------------       -----------------------
Sales
      Copier products                           (0.1%)                           5.0%
      Facsimile products                         2.7%                           (0.6%)
      Total sales                                0.8%                            3.0%

Rentals
      Copier products                            8.6%                            7.7%
      Facsimile products                        (5.2%)                          (5.1%)
      Total rentals                             (0.4%)                          (0.7%)

Support services                                  - %                            1.6%

      Total revenue                              0.3%                            1.4%

RESULTS OF OPERATIONS

     The following table shows our statement of income data, expressed as a percentage of total revenue, for the periods indicated. The table also shows cost of sales as a percentage of sales revenue and cost of rentals as a percentage of rental revenue:


                                                                     AS A % OF TOTAL REVENUE, EXCEPT AS NOTED, FOR THE
                                                               THREE MONTHS ENDED JUNE 30,           SIX MONTHS ENDED JUNE 30,
                                                               ---------------------------           -------------------------
                                                                  2002               2001              2002               2001
---------------------------------------------------------------------------------------------------------------------------------
Revenue:
      Sales                                                       50.4 %             50.1 %            49.6 %             48.9 %
      Rentals                                                     36.4               36.7              36.7               37.4
      Support services                                            13.2               13.2              13.7               13.7
                                                               ---------          ---------         ---------          ---------

Total revenue                                                    100.0              100.0             100.0              100.0
      Cost of sales                                               30.7               32.2              31.2               31.1
      Cost of rentals                                             13.7               15.0              13.9               15.0
      Selling, service and administrative                         49.8               47.2              49.2               45.2
                                                               ---------          ---------         ---------          ---------
Earnings before interest and taxes                                 5.8                5.6               5.7                8.7
      Interest expense                                             1.2                1.9               1.3                1.9
                                                               ---------          ---------         ---------          ---------
Income before income taxes                                         4.6                3.7               4.4                6.8
      Provision for income taxes                                   1.8                1.5               1.8                2.7
                                                               ---------          ---------         ---------          ---------
Net income                                                         2.8 %              2.2 %             2.6 %              4.1 %
                                                               ---------          ---------         ---------          ---------


Cost of sales as a percentage of sales revenue
      Including Pitney Bowes Canada                               60.9 %             64.2 %            62.9 %             63.7 %
                                                               =========          =========         =========          =========
      Excluding Pitney Bowes Canada                               57.1 %             63.9 %            59.7 %             63.4 %
                                                               =========          =========         =========          =========
      Excluding Inventory Obsolescence and
           Pitney Bowes Canada                                    52.2 %             53.9 %            54.6 %             54.8 %
                                                               =========          =========         =========          =========
Cost of rentals as a percentage of rental revenue                 37.4 %             41.0 %            37.8 %             40.1 %
                                                               =========          =========         =========          =========
Effective tax rate                                                39.7 %             40.7 %            39.7 %             39.7 %
                                                               =========          =========         =========          =========

THREE MONTHS ENDED JUNE 30, 2002 AND JUNE 30, 2001

     Revenue. For the three months ended June 30, 2002, total revenue of $158,291 increased slightly versus revenue of $157,853 for the three months ended June 30, 2001 reflecting higher sales revenue, partially offset by lower rental revenue. The increase in revenue is attributable to sales to Pitney Bowes Canada pursuant to a reseller agreement between the Company and Pitney Bowes Canada that became effective upon the Distribution. Excluding the impact of sales to Pitney Bowes Canada, total revenue declined 4% versus the prior year.

     Equipment and supply sales revenue of $79,775 increased 1% for the three months ended June 30, 2002 from $79,105 for the three months ended June 30, 2001. Excluding the impact of sales to Pitney Bowes Canada, total sales revenue declined 8% compared with the prior year. Total copier sales revenue declined 6% due to lower equipment and supply sales. Total facsimile sales revenue declined 12% on reduced equipment and supply sales.

     Equipment rental revenue of $57,612 for the three months ended June 30, 2002 was down slightly versus equipment rental revenue of $57,836 for the three months ended June 30, 2001, reflecting a decline in facsimile rental revenues partially offset by an increase in copier rental revenues resulting from a continuing copier marketing focus on national accounts, which prefer a rental placement strategy similar to that of our facsimile product placement strategy. We continued to implement this strategic shift in our copier systems product line by increasing the focus on renting our copiers, responding to a need for financing flexibility in the national account marketplace. Rental revenue derived from our copier product line increased 9% reflecting growth in the overall installed rental population as well as the impact of increased placements of our high-end digital products. Rental revenue from our facsimile product line declined 5% versus the prior year reflecting lower pricing and a lower installed base.

     Support services revenue for the three months ended June 30, 2002 of $20,904, primarily derived from stand-alone service contracts, was flat versus support services revenue of $20,912 for the three months ended June 30, 2001, reflecting lower copier equipment sales offset by improved contract pricing.

     Cost of sales. Cost of sales was $48,592 for the three months ended June 30, 2002 compared with $50,784 in the same period in 2001 and as a percentage of sales revenue declined to 60.9% from 64.2%. This decline resulted from lower product costs and lower provisions for obsolete inventory. The provision for obsolete inventory declined $4,321, of which $2,934 is attributable to the United Kingdom geographic segment and $1,387 is attributable to the United States geographic segment. Excluding the provision for obsolete inventory and sales to Pitney Bowes Canada, cost of sales as a percentage of revenue declined
1.7 percentage points.

     Cost of rentals. Cost of rentals was $21,557 for the three months ended June 30, 2002 compared with $23,711 for the three months ended June 30, 2001 and as a percentage of rental revenue declined 3.6 percentage points to 37.4% for the three months ended June 30, 2002 from 41.0% for the three months ended June 30, 2001. This decline was due to the impact of our disciplined focus on improving profit margins coupled with product cost improvements, partially offset by an increase in the mix of copier and multifunctional product rentals, which have a higher cost as a percentage of rental revenue than facsimile machines.

     Selling, service and administrative expenses. Selling, service and administrative expenses of $78,882 were 49.8% of total revenue for the three months ended June 30, 2002 compared with $74,482, or 47.2% of total revenue for the three months ended June 30, 2001. Selling, service and administrative expenses increased 6% versus prior year reflecting increased finance and administrative costs associated with becoming an independent public company, the expenditures for Enterprise Resource Planning ("ERP") technology designed to improve operational efficiency and deliver higher levels of customer support and service and the initial advertising expense associated with the beginning of a brand name awareness campaign, partially offset by the impact of fewer employees. Of the $4,400 increase in selling, service and administrative expenses, United States geographic segment expenses increased $4,568, while United Kingdom geographic segment expenses declined $168. Field sales and service operating expenses are included in selling, service and administrative expenses because no meaningful allocation of these expenses to cost of sales, cost of rentals or cost of support services is practicable.

     Earnings before interest and taxes. Earnings before interest and taxes was $9,260 or 5.8% of total revenue for the three months ended June 30, 2002 compared with $8,876 or 5.6% of total revenue for the three months ended June 30, 2001.

     Interest expense. Interest expense was $1,989 for the three months ended June 30, 2002 compared with $2,984 for the three months ended June 30, 2001, primarily as a result of lower debt levels. Prior to the Distribution, we participated in Pitney Bowes' centralized cash management program, which was used to finance our operations and interest expense for the three months ended June 30, 2001 represents an allocation from Pitney Bowes based upon the proportion of our net assets to Pitney Bowes' net assets. The Pitney Bowes weighted average borrowing rate for the three months ended June 30, 2001 was 6.6%. The weighted average interest rate for the three months ended June 30, 2002 was 7.6%.

     Effective tax rate. Our effective tax rate was 39.7% for the three months ended June 30, 2002 compared with 40.7% for the three months ended June 30, 2001. For the three months ended June 30, 2001, our income was included in the Pitney Bowes consolidated income tax returns and income tax expense was calculated as if Imagistics and Pitney Bowes filed separate income tax returns.

SIX MONTHS ENDED JUNE 30, 2002 AND JUNE 30, 2001

     Revenue. For the six months ended June 30, 2002, total revenue of $313,452 increased 1% versus revenue for the six months ended June 30, 2001 of $309,019 reflecting higher sales and support service revenue, partially offset by lower rental revenue. The increase in revenue is attributable to sales to Pitney Bowes Canada pursuant to the reseller agreement. Excluding the impact of sales to Pitney Bowes Canada, total revenue declined 2% versus the prior year.

     Equipment and supply sales revenue increased 3% to $155,564 for the six months ended June 30, 2002 from $151,043 for the six months ended June 30, 2001. Excluding the impact of sales to Pitney Bowes Canada, total sales revenue declined 5% compared with the prior year. Total copier sales revenue declined 2% due to lower equipment and supply sales. Total facsimile sales revenue declined 10% on reduced equipment and supply sales.

     Equipment rental revenue declined 1% to $114,867 for the six months ended June 30, 2002 from $115,630 for the six months ended June 30, 2001, reflecting a decline in facsimile rental revenue largely offset by an increase in copier rental revenue associated with the continuing copier marketing focus on national account placements. Rental revenue derived from our copier product line increased 8% reflecting growth in the overall installed rental population as well as the impact of increased placements of our high-end digital products. Rental revenue from our facsimile product line declined 5% versus the prior year reflecting primarily lower pricing and a lower installed base.

     Support services revenue, primarily derived from stand-alone service contracts, increased 2% to $43,021 for the six months ended June 30, 2002 from $42,346 for the six months ended June 30, 2001, reflecting improved contract pricing.

     Cost of sales. Cost of sales was $97,808 for the six months ended June 30, 2002 compared with $96,217 in the same period in 2001 and as a percentage of sales revenue declined to 62.9% from 63.7%. This decline resulted from product cost reductions as well as lower provisions for obsolete inventory. The provision for obsolete inventory declined $5,547, of which $2,744 is attributable to the United Kingdom geographic segment and $2,803 is attributable to the United States geographic segment. Excluding the provision for obsolete inventory and sales to Pitney Bowes Canada, cost of sales as a percentage of revenue declined 0.2 percentage points.

     Cost of rentals. Cost of rentals was $43,455 for the six months ended June 30, 2002 compared with $46,311 for the six months ended June 30, 2001 and as a percentage of rental revenue declined 2.3 percentage points to 37.8% for the six months ended June 30, 2002 from 40.1% for the six months ended June 30, 2001. This decline was due to the impact of our disciplined focus on improving profit margins coupled with product cost improvements, partially offset by an increase in the mix of copier and multifunctional product rentals, which have a higher cost as a percentage of rental revenue than facsimile machines.

     Selling, service and administrative expenses. Selling, service and administrative expenses of $154,335 were 49.2% of total revenue for the six months ended June 30, 2002 compared with $139,762, or 45.2% of total revenue for the six months ended June 30, 2001. Selling, service and administrative expenses increased 10% versus prior year reflecting increased finance and administrative costs associated with becoming an independent public company, the expenditures for ERP technology and the initial advertising expenditures associated with a brand awareness campaign, partially offset by the impact of fewer employees. Of the $14,573 increase in selling, service and administrative expenses, United States geographic segment expenses increased $14,774 while United Kingdom geographic segment expenses declined $201. Field sales and service operating expenses are included in selling, service and administrative expenses because no meaningful allocation of these expenses to cost of sales, cost of rentals or cost of support services is practicable.

     Earnings before interest and taxes. Earnings before interest and taxes was $17,854 or 5.7% of total revenue for the six months ended June 30, 2002 compared with $26,729 or 8.7% of total revenue for the six months ended June 30, 2001.

     Interest expense. Interest expense was $4,189 for the six months ended June 30, 2002 compared with $5,848 for the six months ended June 30, 2001 primarily as a result of lower debt levels. Prior to the Distribution, we participated in Pitney Bowes' centralized cash management program, which was used to finance our operations. Interest expense for the six months ended June 30, 2001 represents an allocation from Pitney Bowes based upon the proportion of our net assets to Pitney Bowes' net assets. The Pitney Bowes weighted average borrowing rate for the six months ended June 30, 2001 was 6.7%. The weighted average interest rate for the six months ended June 30, 2002 was 7.1%.

     Effective tax rate. Our effective tax rate was 39.7% for the six months ended June 30, 2002 and 2001. For the six months ended June 30, 2001, our income was included in the Pitney Bowes consolidated income tax returns and income tax expense was calculated as if Imagistics and Pitney Bowes filed separate income tax returns.

LIQUIDITY AND CAPITAL RESOURCES

     On November 9, 2001 the Company entered into a Credit Agreement with a group of lenders (the "Credit Agreement"). The Credit Agreement provides for secured borrowings or the issuance of letters of credit in an aggregate amount not to exceed $225 million and is comprised of a $125 million Revolving Credit Facility (the "Revolving Credit Facility") and a $100 million Term Loan (the "Term Loan"). The term of the Revolving Credit Facility is five years and the term of the Term Loan is six years. The original borrowings of $100 million under the Term Loan was payable in 20 consecutive equal quarterly installments of $0.3 million due March 31, 2002 through December 31, 2006, three consecutive equal quarterly installments of $23.8 million due March 31, 2007 through September 30, 2007 and a final payment of $23.8 million due at maturity. Our Credit Agreement received a BB+ rating from Standard & Poors and a rating of Ba3 from Moody's Investor Services.

     We have pledged substantially all of our assets plus 65% of the stock of our subsidiary as security for our obligations under the Credit Agreement. Available borrowings and letter of credit issuance under the Revolving Credit Facility are determined by a borrowing base consisting of a percentage of our eligible accounts receivable, inventory, rental assets and accrued and advance billings, less outstanding borrowings under the Term Loan.

     The Credit Agreement contains financial covenants that require the maintenance of minimum earnings before interest, taxes, depreciation and amortization and a maximum leverage ratio, as well as other covenants, which, among other things, place limits on dividend payments and capital expenditures. On March 19, 2002, we amended the Credit Agreement to increase the total amount of our stock permitted to be repurchased from $20 million to $30 million. We entered into a second amendment to the Credit Agreement on July 19, 2002 (the "Second Amendment") that increased the amount of our stock permitted to be repurchased from $30 million to $58 million. The Credit Agreement allows us to make acquisitions up to an aggregate consideration of $30 million. At June 30, 2002, we were in compliance with all financial covenants and expect to continue to be in compliance with these covenants.

     Amounts borrowed under the Revolving Credit Facility bear interest at variable rates based, at our option, on either the LIBOR rate plus a margin of from 2.25% to 3.00%, depending on our leverage ratio, or the Fleet Bank base lending rate plus a margin of from 1.25% to 2.00%, depending on our leverage ratio. Amounts borrowed under the Term Loan, as amended by the Second Amendment, bear interest at variable rates based, at our option, on either the LIBOR rate plus a margin of from 2.75% to 3.75%, depending on our leverage ratio, or the Fleet Bank base lending rate plus a margin of from 1.75% to 2.75%, depending on our leverage ratio. A commitment fee of from 0.375% to 0.500%, depending on our leverage ratio, on the average daily unused portion of the Revolving Credit Facility is payable quarterly, in arrears. During the quarter ended June 30, 2002, prior to the effectiveness of the Second Amendment, the interest rate on our Term Loan was LIBOR plus 3.50%.

     The Credit Agreement requires us to manage our interest rate risk with respect to at least 50% of the aggregate principal amount of the Term Loan for a period of at least 36 months. Accordingly, we entered into two interest rate swap agreements to convert the variable interest rate payable on the Term Loan to a fixed interest rate in order to hedge the exposure to variability in expected future cash flows. At June 30, 2002, we were party to two interest rate swap agreements in notional amounts of $50 million and $30 million that expire in February 2005. These interest rate swap agreements have been designated as cash flow hedges. The counterparties to the interest rate swap agreements are major international financial institutions. We monitor the credit quality of these financial institutions and do not anticipate any losses as a result of counterparty non-performance. Under the terms of the swap agreements, we will receive payments based upon the 90-day LIBOR rate and will remit payments based upon a fixed rate. The fixed interest rates are 4.165% and 4.320% for the $50 million and the $30 million swap agreements, respectively. The fair value of the swap agreements at June 30, 2002 was a loss of $1.5 million which was recorded in other liabilities. The unrealized loss was included in accumulated other comprehensive loss in stockholders' equity. The interest rate swap agreements were 100% effective for the three and six months ended June 30, 2002.

     Our initial borrowings of $150 million under the Credit Agreement, consisting of $100 million under the Term Loan and $50 million under the Revolving Credit Facility, were used to repay amounts due to Pitney Bowes and to pay a dividend to Pitney Bowes. At June 30, 2002, approximately $83 million of borrowings were outstanding under the Credit Agreement, consisting solely of borrowings under the Term Loan. Based upon the borrowing base at June 30, 2002, the full amount of the Revolving Credit Facility is available for borrowing.

     Historically, our cash flow has been positive as a result of our high percentage of recurring revenues, particularly our rental revenues, and we expect our cash flow to remain positive.

     Net cash provided by operating activities was $88,806 and $57,079 for the six months ended June 30, 2002 and 2001, respectively. Net income was $8,237 and $12,594, respectively. Depreciation and amortization was $40,286 and $39,234, respectively. Accounts receivable write-offs were $3,019 and $4,382 for the six months ended June 30, 2002 and 2001, respectively. The provision for inventory obsolescence was $7,292 and $12,839 for the six months ended June 30, 2002 and 2001, respectively. For the six months ended June 30, 2002, deferred taxes on income provided cash of $6,527. Decreases in accounts receivable provided cash of $4,718 and $7,096 for the six months ended June 30, 2002 and 2001, respectively. A decrease in inventory provided cash of $4,945 for the six months ended June 30, 2002. Cash was required to support an increase in inventory of $9,820 for the six months ended June 30, 2001. An increase in accounts payable and accrued liabilities for the six months ended June 30, 2002 provided cash of $14,539. For the six months ended June 30, 2001, $5,160 was used to fund decreases in accounts payable and accrued liabilities.

     We used $32,411 and $38,181 in investing activities for the six months ended June 30, 2002 and 2001, respectively. Investment in rental equipment assets totaled $24,700 and $31,200 for the six months ended June 30, 2002 and 2001, respectively. Capital expenditures for property, plant and equipment were $7,711, and $3,831 for the six months ended June 30, 2002 and 2001, respectively. Investment in ERP accounted for $5,800 of the capital expenditures for the six months ended June 30, 2002.

     Cash used in financing activities was $46,931 for the six months ended June 30, 2002 reflecting repayments under the Revolving Credit Facility and Term Loan and the repurchase of outstanding stock. As a result of repayments, the remaining outstanding borrowings under the Term Loan at June 30, 2002 are payable in 18 consecutive equal quarterly installments of $0.2 million due September 30, 2002 through December 31, 2006, three consecutive equal quarterly installments of $19.7 million due March 31, 2007 through September 30, 2007 and a final payment of $19.7 million due at maturity. On March 27, 2002, we began repurchasing our stock under the $30 million stock buy back program previously approved by the Board of Directors and, as of June 30, 2002, accumulated approximately 690 thousand shares of treasury stock at a cost of $12,509. We intend to actively repurchase our stock in the third quarter. Cash used in financing activities in 2001 reflects decreases in amounts due to Pitney Bowes for corporate allocations and other intercompany charges.

     The ratio of current assets to current liabilities declined to 2.7 to 1 at June 30, 2002 compared with 3.2 to 1 at December 31, 2001 due to reductions in accounts receivable and inventory and an increase in accounts payable and accrued liabilities. At June 30, 2002 our total debt as a percentage of total capitalization declined to 23% from 29% at December 31, 2001 due to debt repayment offset in part by treasury stock repurchases.

     We had no material commitments other than supply agreements with vendors that extend only to equipment ordered under purchase orders; there are no long-term purchase requirements. We will continue to make additional investments in facilities, rental equipment, computer equipment and systems and our distribution network as required to support our revenue growth. We anticipate investments in rental equipment assets for new and replacement programs in amounts consistent with prior years. We estimate that we will spend approximately $35 million to $40 million over the next 18-24 months to enhance our information systems infrastructure and implement our ERP system.

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

RISK FACTORS THAT COULD CAUSE RESULTS TO VARY

Risk Factors Relating to Separating Our Company From Pitney Bowes

     We have only recently been operating as an independent entity and may be unable to make the changes necessary to operate effectively as a stand-alone entity or may incur greater costs as a stand-alone entity causing our profitability to decline.

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

                                 Page 17 pf 23

     Pitney Bowes has been and is expected to continue to be a significant customer. For the three and six months ended June 30, 2002, revenues from Pitney Bowes, exclusive of equipment sales to PBCC for lease to the end user, accounted for 9.4% and 8.5% of our total revenue, respectively. However, no assurance can be given that Pitney Bowes will continue to purchase our products and services.

     In connection with the Distribution, Imagistics and Pitney Bowes entered into a non-exclusive intellectual property agreement that allows us to operate under the "Pitney Bowes" brand name for a term of up to two years after the Distribution. However, this agreement may be terminated if we or Pitney Bowes elect to terminate the non-competition obligations contained in the distribution agreement. In 2002, we began introducing products under the "Imagistics" brand name and we may be required to expend substantial resources to establish our new brand name. Brand name recognition is an important part of our overall business strategy and we cannot assure you that customers will maintain the same level of interest in our products when we are no longer associated with Pitney Bowes.

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

     The proliferation of e-mail, multi-functional printers and other technologies in the workplace may lead to a reduction in the use of traditional copiers and fax machines. We cannot anticipate whether other technological advancements will substantially minimize the need for our products in the future. Many of our rental customers have contract provisions allowing for technology and product upgrades during the term of their contract. If we have priced these upgrades improperly, this may have an adverse effect on our profitability and future business. If many of our customers exercise their contractual rights to upgrade to digital equipment, we may experience returns of a large number of analog machines and a subsequent loss of book value on these machines.

     The document imaging solutions industry is very competitive: we may be unable to compete favorably, causing us to lose sales to our competitors. Our future success depends, in part, on our ability to deliver enhanced products and service packages while also offering competitive price levels.

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

     Much of our international business is transacted in local currency. Currently, less than 40% of our total new product, supplies and parts purchases, based on costs, are denominated in yen. We do not currently utilize any form of derivative financial instruments to manage our exchange rate risk. We manage our foreign exchange risk by attempting to pass through to our customers any cost increases related to foreign currency exchange. However, no assurance can be given that we will be successful in passing cost increases through to our customers in the future.

     A substantial majority of our new equipment is produced in China. Products produced in China are not currently eligible for inclusion on the Federal Government Services Administration ("GSA") Schedule. Inclusion on the GSA
Schedule is often required before federal government and other state and local governmental customers will consider these products for rental or purchase. If products produced in China are not approved for listing on the GSA Schedule, our ability to maintain our business with these governmental customers could be impaired.

Governmental contracts typically contain provisions permitting the governmental customers to terminate the contract if funds for such contracts are not appropriated by the applicable legislative body. In addition, many of our rental agreements with governmental customers and certain other customers contain provisions allowing early termination in whole or in part. Historically there has not been a significant number of contract terminations, however, we can provide no assurance that our business will not be adversely affected by early rental contract terminations.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires the recognition of an asset retirement obligation when an entity incurs a legal obligation associated with the retirement of a tangible long-lived asset and the amount of the liability can be reasonably estimated. We will adopt SFAS No. 143 on January 1, 2003. We are currently assessing the effect, if any, SFAS No. 143 may have on our financial position, results of operations, or cash flows.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and of Long-Lived Assets to be Disposed of" and establishes accounting and reporting standards for long-lived assets, excluding goodwill, to be used, held for sale or disposed of other than by sale. SFAS No. 144 requires an entity to recognize an impairment loss in an amount equal to the difference between the carrying amount of the long-lived asset and its fair value if the carrying amount of the asset is not recoverable from undiscounted cash flows. We adopted SFAS No. 144 effective January 1, 2002. The adoption of this accounting standard did not have a material impact on our consolidated financial position, results of operations, or cash flows.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 updates, clarifies and simplifies existing accounting pronouncements. As a result of rescinding SFAS No. 4 and SFAS No. 64, the criteria in Accounting Principles Bulletin No. 30 will be used to classify gains and losses from extinguishment of debt. We will adopt SFAS No. 145 on January 1, 2003. The adoption of SFAS No. 145 will not have a material impact on our financial position, results of operations, or cash flows.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 provides guidance on the recognition and measurement of liabilities associated with disposal activities. We will adopt SFAS No. 146 on January 1, 2003. We are currently assessing the effect, if any, SFAS No. 146 may have on our financial position, results of operations, or cash flows.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We have certain exposures to market risk related to changes in interest rates, foreign currency exchange rates and commodities. There have been no material changes in market risk since the filing of our Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

LEGAL MATTERS

     In connection with the Distribution, we agreed to assume all liabilities associated with our business, and to indemnify Pitney Bowes for all claims relating to our business. In the course of normal business, we have been party to occasional lawsuits relating to our business. These may involve litigation or other claims by or against Pitney Bowes or Imagistics relating to, among other things, contractual rights under vendor, insurance or other contracts, intellectual property or patent rights, equipment, service or payment disputes with customers and disputes with employees.

     In connection with the Distribution, liabilities were transferred to us for matters where Pitney Bowes was a plaintiff or a defendant in lawsuits relating to our business or products. We have not recorded liabilities for loss contingencies since the ultimate resolutions of the legal matters cannot be determined and a minimum cost or amount of loss cannot be reasonably estimated. In our opinion, none of these proceedings, individually or in the aggregate, should have a material adverse effect on our consolidated financial position, results of operations or cash flows.

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS

     On July 30, 2002, our Board of Directors designated one million shares of previously authorized preferred stock as Series A Junior Participating Preferred Stock (the "Series A Preferred Stock") in connection with our stockholder rights plan. In the event that shares of Series A Preferred Stock are issued in accordance with the stockholder rights plan, the holders of Series A Preferred Stock would be entitled to quarterly dividends payable on January 15th, April 15th, July 15th and October 15th equal to the greater of $1.00 per share and 100 times the aggregate per share amount of dividends declared on our common stock and 100 votes per share on all matters submitted to a vote of stockholders. No Series A Preferred Stock has been issued or is outstanding.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At our annual meeting of stockholders held on May 14, 2002, five proposals were voted upon by our stockholders. A brief discussion of each proposal voted upon at the annual meeting and the number of votes cast for, against and withheld, as well as the number of abstentions to each proposal are set forth below.

     A vote was taken for the election of three directors to hold office until our 2005 annual meeting of stockholders and until their respective successors shall have been duly elected. The aggregate numbers of shares of common stock voted in person or by proxy for each nominee were as follows:


             NOMINEE                       FOR            WITHHELD
----------------------------------    --------------    --------------
       Marc C. Breslawsky              17,910,900          79,818
       Michael J. Critelli             17,907,597          83,121
         Craig R. Smith                17,841,328          149,390

     A vote was taken on a proposal to approve the 2001 Stock Plan. The aggregate number of shares of common stock voted on this proposal in person or by proxy were as follows:

       FOR              AGAINST          ABSTAIN
------------------    ------------     ------------
   14,424,769          3,485,190         80,759

     A vote was taken on a proposal to approve the Key Employee Incentive Plan. The aggregate number of shares of common stock voted on this proposal in person or by proxy were as follows:

       FOR              AGAINST          ABSTAIN
------------------    ------------     ------------
   16,916,228           988,117          86,373

     A vote was taken on a proposal to approve the Employee Stock Purchase Plan. The aggregate number of shares of common stock voted on this proposal in person or by proxy were as follows:

       FOR              AGAINST          ABSTAIN
------------------    ------------     ------------
   11,436,676          1,222,580         65,823

     There were 5,265,639 broker-non-votes on this proposal.

     A vote was taken on the proposal to ratify the appointment of PricewaterhouseCoopers LLP as our auditors for the fiscal year ending December 31, 2002. The aggregate numbers of shares of common stock voted on this proposal in person or by proxy were as follows:

       FOR              AGAINST          ABSTAIN
------------------    ------------     ------------
   17,355,420           600,053          35,245

     Each of the listed proposals were approved by the stockholders in accordance with our certificate of incorporation, bylaws and the Delaware General Corporation Law.

     The foregoing proposals are described more fully in our definitive proxy statement dated March 27, 2002, filed with the Securities and Exchange Commission pursuant to Section 14 (a) of the Securities Act of 1934, as amended, and the rules and regulations promulgated thereunder.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits.

         The following documents are filed as exhibits hereto:

         EXHIBIT
         NUMBER   DESCRIPTION
         ------   -----------

         3.1      Amended and Restated Certificate of Incorporation (3)
         3.2      Amended and Restated Bylaws (1)
         3.3 Certificate of Designation of Series A Junior Participating Preferred Stock, dated August 1, 2002
         4.1      Form of Imagistics International Inc. Common Stock
                  Certificate (1)
         10.1 Tax Separation Agreement between Pitney Bowes Inc. and Imagistics International Inc. (3)
         10.2.1 Transition Services Agreement between Pitney Bowes Inc. and Imagistics International Inc. (3)
         10.3 Distribution Agreement between Pitney Bowes Inc. and Imagistics International Inc. (3)
         10.3 Intellectual Property Agreement between Pitney Bowes Inc. and Imagistics International Inc. (3)
         10.5 Reseller Agreement between Pitney Bowes Management Services and Imagistics International Inc. (3)
         10.6 Reseller Agreement between Pitney Bowes of Canada and Imagistics International Inc. (3)
         10.7 Vendor Financing Agreement between Pitney Bowes Credit Corporation and Imagistics International Inc. (3)
         10.8 Form of Sublease Agreement between Pitney Bowes Inc. and Imagistics International Inc. (2)
         10.9 Form of Sublease and License Agreement between Pitney Bowes Inc. and Imagistics International Inc. (2)
         10.10 Form of Assignment and Novation Agreement between Pitney Bowes Inc. and Imagistics International Inc. (2)
         10.11    Imagistics International Inc. 2001 Stock Plan (1)
         10.12    Imagistics International Inc. Key Employees' Incentive
                  Plan (3)
         10.13 Imagistics International Inc. Non-Employee Directors' Stock Plan (1)
         10.14 Letter Agreement between Pitney Bowes Inc. and Marc C. Breslawsky (1)
         10.15 Letter Agreement between Pitney Bowes Inc. and Joseph D. Skrzypczak (1)
         10.16    Letter Agreement between Pitney Bowes Inc. and Mark S.
                  Flynn (1)
         10.17 Credit Agreement between Imagistics International Inc. and Merrill Lynch, Merrill Lynch, Pierce Fenner & Smith Incorporated, as Syndication Agent, Fleet Capital Corporation, as Administrative Agent (3)
         10.18 Rights Agreement between Imagistics International Inc. and EquiServe Trust Company, N.A. (3)
         10.19 Employment Agreement between Imagistics International Inc. and Marc C. Breslawsky (3)
         10.20 Employment Agreement between Imagistics International Inc. and Joseph D. Skrzypczak (3)
         10.21 Employment Agreement between Imagistics International Inc. and Christine B. Allen (3)
         10.22 Employment Agreement between Imagistics International Inc. and John C. Chillock (3)
         10.23 Employment Agreement between Imagistics International Inc. and Chris C. Dewart (3)
         10.24 Employment Agreement between Imagistics International Inc. and Mark S. Flynn (3)

         10.25 Employment Agreement between Imagistics International Inc. and Nathaniel M. Gifford (3)
         10.26 Employment Agreement between Imagistics International Inc. and Joseph W. Higgins (3)
         10.27 Amendment No. 1 to Credit Agreement between Imagistics International and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith, as Syndication Agent, Fleet Capital Corporation, as Administrative Agent, and the Lenders identified therein (4)
         10.28 Amendment No. 2 to Credit Agreement between Imagistics International and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith, as Syndication Agent, Fleet Capital Corporation, as Administrative Agent, and the Lenders identified therein (5)
         10.29    First Amendment to Imagistics International Inc. 2001 Stock
                  Plan
         10.30 First Amendment to Rights Agreement between Imagistics International Inc. and EquiServe Trust Company, N.A.
         13.1     Portions of the 2001 Annual Report to Stockholders (3)
         18.1 Preferability letter from PricewaterhouseCoopers regarding change in accounting principle (3)
         21.1     Subsidiaries of Imagistics International Inc. (3)
         23.1     Consent of PricewaterhouseCoopers LLP  (3)


--------------------------
(1)      Incorporated by reference to Amendment No. 1 to the Registrant's
         Form 10 filed July 13, 2001.
(2)      Incorporated by reference to Amendment No. 2 to the Registrant's
         Form 10 filed August 13, 2001.
(3)      Incorporated by reference to Registrant's Form 10-K filed
         March 28, 2002.
(4)      Incorporated by reference to Registrant's Form 10-Q filed May 14, 2002.
(5)      Previously filed with the current report on Form 8-K dated
         July 23, 2002


         (b)  Reports on Form 8-K.

         During the quarter ended June 30, 2002, the Company filed no current reports on Form 8-K. On July 23, 2002, the Company filed a Current Report on Form 8-K, reporting under Item 5 thereof, the Second Amendment to the Credit Agreement, dated as of July 19, 2002.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  August 14, 2002                          Imagistics International Inc.
                                             -----------------------------------
                                                          (Registrant)



                            By:                     /s/ Joseph D. Skrzypczak
                                             -----------------------------------
                            Name:                     Joseph D. Skrzypczak
                            Title:                   Chief Financial Officer
                                                    and Authorized Signatory