Form 10-Q
period 2002-09-30
IMAGISTICS INTERNATIONAL INC
filed 2002-11-13
CIK 1137019

================================================================================



                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



                                    FORM 10-Q

(MARK ONE)
/X/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
              EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

/ /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
              EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM       TO



                         Commission File Number 1-16449

                          IMAGISTICS INTERNATIONAL INC.
             (Exact Name of Registrant as Specified in Its Charter)

               DELAWARE
  (State or Other Jurisdiction of                       06-1611068
   Incorporation or Organization)         (I.R.S. Employer Identification No.)

              100 OAKVIEW DRIVE
           TRUMBULL, CONNECTICUT                          06611
  (Address of Principal Executive Offices)              (Zip Code)

                                 (203) 365-7000
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes _X_   No___

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 126-2 of the Exchange Act). Yes _X_   No___

Number of shares of Imagistics Common Stock, par value $ .01 per share, outstanding as of October 31, 2002: 18,206,057

================================================================================

                          IMAGISTICS INTERNATIONAL INC.

                                      INDEX


PART I - FINANCIAL INFORMATION..............................................................................................3

ITEM 1.       FINANCIAL STATEMENTS..........................................................................................3
     Consolidated Income Statements for the three and nine months ended September 30, 2002 and 2001 (Unaudited).............3
     Consolidated Balance Sheets as of September 30, 2002 (Unaudited) and December 31, 2001.................................4
     Consolidated Statements of Cash Flows for the nine months ended September 30, 2002 and 2001 (Unaudited)................5
     Notes to Consolidated Financial Statements.............................................................................6

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
              OF OPERATIONS................................................................................................12

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...................................................21

ITEM 4.       CONTROLS AND PROCEDURES......................................................................................22

PART II - OTHER INFORMATION................................................................................................23

ITEM 1.       LEGAL PROCEEDINGS............................................................................................23

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K.............................................................................23

SIGNATURES.................................................................................................................25

CERTIFICATIONS.............................................................................................................26

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          IMAGISTICS INTERNATIONAL INC.

                         CONSOLIDATED INCOME STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                FOR THE THREE MONTHS                 FOR THE NINE MONTHS
                                                                ENDED SEPTEMBER 30,                  ENDED SEPTEMBER 30,
                                                           -------------------------------      -------------------------------
                                                               2002             2001                2002             2001
                                                           --------------   --------------      --------------   --------------
Revenue:
      Sales                                                $      77,081    $      79,998       $     232,645    $     231,041
      Rentals                                                     58,088           58,549             172,955          174,179
      Support services                                            20,900           19,775              63,921           62,121
                                                           --------------   --------------      --------------   --------------
Total revenue                                                    156,069          158,322             469,521          467,341
      Cost of sales                                               47,236           48,816             145,044          145,033
      Cost of rentals                                             20,991           23,526              64,446           69,837
      Selling, service and administrative expenses                78,707           82,956             233,042          222,718
                                                           --------------   --------------      --------------   --------------
Earnings before interest and taxes                                 9,135            3,024              26,989           29,753
      Interest expense                                             2,240            2,636               6,429            8,484
                                                           --------------   --------------      --------------   --------------
Income before income taxes                                         6,895              388              20,560           21,269
      Provision for income taxes                                   2,740              106               8,168            8,393
                                                           --------------   --------------      --------------   --------------
Net income                                                 $       4,155    $         282       $      12,392    $      12,876
                                                           ==============   ==============      ==============   ==============



Earnings per share:
      Basic                                                $        0.23    $        0.01       $        0.66    $        0.66
                                                           ==============   ==============      ==============   ==============
      Diluted                                              $        0.22    $        0.01       $        0.64    $        0.66
                                                           ==============   ==============      ==============   ==============

Shares used in computing earnings per share:
      Basic                                                   17,989,310       19,463,007          18,902,517       19,463,007
                                                           ==============   ==============      ==============   ==============
      Diluted                                                 18,537,611       19,479,121          19,363,662       19,479,121
                                                           ==============   ==============      ==============   ==============




                 See Notes to Consolidated Financial Statements

                          IMAGISTICS INTERNATIONAL INC.

                           CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                                SEPTEMBER 30,   DECEMBER 31,
                                                                                                   2002             2001
                                                                                               -------------   ----------------
                                                                                                (UNAUDITED)
ASSETS
Current assets:
     Cash                                                                                          $ 24,906          $  18,844
     Accounts receivable, less allowances of $7,095 and $6,188 at
         September 30, 2002 and December 31, 2001, respectively                                      89,335            105,913
     Accrued billings                                                                                25,572             25,144
     Inventories                                                                                    105,998            124,006
     Current deferred taxes on income                                                                18,231             14,825
     Other current assets and prepaid expenses                                                        2,690              3,975
                                                                                               -------------   ----------------
         Total current assets                                                                       266,732            292,707
Property, plant and equipment, net                                                                   41,860             30,814
Rental equipment, net                                                                                96,368            113,924
Goodwill, net of accumulated amortization of $4,855 at
     September 30, 2002 and December 31, 2001                                                        52,600             52,600
Other assets                                                                                          6,627              7,632
                                                                                               -------------   ----------------
         Total assets                                                                             $ 464,187          $ 497,677
                                                                                               =============   ================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debt                                                            $     749          $   1,000
     Accounts payable and accrued liabilities                                                        74,698             54,771
     Advance billings                                                                                28,472             29,376
                                                                                               -------------   ----------------
         Total current liabilities                                                                  103,919             85,147
Long-term debt                                                                                       73,586            116,000
Deferred taxes on income                                                                             16,285              9,161
Other liabilities                                                                                     3,862              1,930
                                                                                               -------------   ----------------
         Total liabilities                                                                        $ 197,652          $ 212,238
Commitments and contingencies                                                                             -                  -
Stockholders' equity:
     Preferred stock ($1.00 par value; 10,000,000 shares authorized,
         none outstanding at September 30, 2002 and December 31, 2001)                                    -                  -
     Common stock ($0.01 par value; 150,000,000 shares authorized,
         18,205,927 and 19,463,007 outstanding at September 30, 2002
         and December 31, 2001, respectively)                                                           198                195
     Additional paid in capital                                                                     294,365            289,517
     Retained earnings (deficit)                                                                     10,471             (1,921)
     Treasury stock, at cost (1,607,460 shares at September 30, 2002
         and none at December 31, 2001)                                                             (29,998)                 -
     Unearned compensation                                                                           (3,675)                 -
     Accumulated other comprehensive loss                                                            (4,826)            (2,352)
                                                                                               -------------   ----------------
         Total stockholders' equity                                                                 266,535            285,439
                                                                                               -------------   ----------------
         Total liabilities and stockholders' equity                                               $ 464,187          $ 497,677
                                                                                               =============   ================



                 See Notes to Consolidated Financial Statements

                          IMAGISTICS INTERNATIONAL INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                                                       NINE MONTHS ENDED
                                                                                         SEPTEMBER 30,
                                                                                  ---------------------------
                                                                                     2002             2001
                                                                                  ----------       ----------
Cash flows from operating activities:
      Net income                                                                   $ 12,392         $ 12,876
      Adjustments to reconcile net income to net cash
           provided by operating activities:
           Depreciation and amortization                                             60,093           57,628
           Accounts receivable write-offs                                             3,765            9,196
           Provision for inventory obsolescence                                      10,139           17,372
           Deferred taxes on income                                                   3,719            2,311
           Change in assets and liabilities, net of acquisitions:
                Accounts receivable                                                  12,813             (515)
                Accrued billings                                                       (428)          (2,376)
                Inventories                                                           7,869           12,921
                Other current assets and prepaid expenses                             1,286           (6,711)
                Accounts payable and accrued liabilities                             19,897            5,400
                Advance billings                                                       (904)            (859)
           Other, net                                                                 1,632           (1,380)
                                                                                  ----------       ----------
                Net cash provided by operating activities                           132,273          105,863
Cash flows from investing activities:
      Expenditures for fixed assets                                                 (53,583)         (56,419)
      Other investing activities                                                          -           (3,421)
                                                                                  ----------       ----------
                Net cash used in investing activities                               (53,583)         (59,840)
Cash flows from financing activities:
      Due to Pitney Bowes                                                                 -            4,368
      Advances to Pitney Bowes                                                            -          (14,579)
      Exercised stock options                                                            35                -
      Purchase of treasury stock                                                    (29,998)               -
      Repayment under term loan                                                     (25,665)               -
      Repayment under revolving credit facility                                     (17,000)               -
                                                                                  ----------       ----------
                Net cash used in financing activities                               (72,628)         (10,211)
                                                                                  ----------       ----------
Increase in cash                                                                      6,062           35,812
Cash at beginning of period                                                          18,844            3,100
                                                                                  ----------       ----------
Cash at end of period                                                              $ 24,906         $ 38,912
                                                                                  ==========       ==========



                 See Notes to Consolidated Financial Statements

                          IMAGISTICS INTERNATIONAL INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND AS OTHERWISE INDICATED)
                                   (UNAUDITED)

1. BACKGROUND AND BASIS OF PRESENTATION

     Background. The unaudited interim consolidated financial statements of Imagistics International Inc. ("Imagistics" or the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission (the "SEC") and, in the opinion of the Company, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of results of operations, financial position and cash flows as of and for the periods presented. Certain prior year amounts have been reclassified to conform to the current year presentation.

     The Company believes that the disclosures contained in the unaudited interim consolidated financial statements are adequate to keep the information presented from being misleading. The results for the three and nine months ended September 30, 2002 are not necessarily indicative of the results for the full year. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K for the year ended December 31, 2001 filed with the SEC on March 28, 2002.

     Imagistics is a large independent direct sales, service and marketing organization offering document imaging solutions, including copiers, facsimile machines and multi-functional products, primarily to large corporate and government customers, as well as to mid-sized and regional businesses. In addition, the Company offers a range of copier and multi-functional product document imaging options including digital, analog, color and/or networked products and systems.

     On December 11, 2000, the board of directors of Pitney Bowes Inc. ("Pitney Bowes") initiated a plan to spin-off substantially all of its office systems businesses to its stockholders as an independent publicly traded company. On December 3, 2001, Imagistics was spun off from Pitney Bowes pursuant to a contribution by Pitney Bowes of substantially all of its office systems businesses to the Company and a distribution (the "Distribution") of the stock of the Company to stockholders of Pitney Bowes based on a distribution ratio of 1 share of Imagistics stock for every 12.5 shares of Pitney Bowes stock held at the close of business on November 19, 2001.

     The Company was incorporated in Delaware on February 28, 2001 as Pitney Bowes Office Systems, Inc., a wholly owned subsidiary of Pitney Bowes. On that date, 100 shares of the Company's common stock, par value $.01 per share, were authorized, issued and outstanding. On October 12, 2001, the Company changed its name to Imagistics International Inc. At the Distribution, the Company's authorized capital stock consisted of 10,000,000 shares of preferred stock, par value $1.00 per share and 150,000,000 shares of common stock, par value $.01 per share. The Company issued 19,463,007 shares of common stock in connection with the Distribution.

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

2. GOODWILL AND GOODWILL AMORTIZATION

     Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets", which requires that goodwill and certain other intangible assets having indefinite lives no longer be amortized to earnings, but instead be subject to periodic testing for impairment. The Company has completed a transitional review of its goodwill for impairment and, based on that review, has determined that its recorded goodwill was not impaired.

     For the three and nine month periods ended September 30, 2001, goodwill amortization amounted to $0.4 million and $1.1 million, respectively. If the Company had adopted SFAS 142 at the beginning of fiscal 2001 and discontinued goodwill amortization, net income and income per common share on a pro forma basis would have been as follows:

                                       ---------------------------------------
                                                       PRO FORMA
                                       ---------------------------------------
                                       THREE MONTHS ENDED    NINE MONTHS ENDED
                                          SEPTEMBER 30,        SEPTEMBER 30,
                                              2001                  2001
                                       ------------------    -----------------
Net income                                $      541            $    13,563
Income per common share
      Basic                               $     0.03            $      0.70
      Diluted                             $     0.03            $      0.70


     The carrying value of goodwill of $52.6 million as of September 30, 2002 is attributable to the United States geographic segment.

3. SUPPLEMENTAL INFORMATION

     Inventories

     Inventories consist of the following:

                                        SEPTEMBER 30,      DECEMBER 31,
                                            2002               2001
                                      ----------------   ----------------
Supplies and service parts             $       34,860     $       35,905
Finished products                              71,138             88,101
                                      ----------------   ----------------
Total inventories                      $      105,998     $      124,006
                                      ================   ================


     Fixed assets

     Fixed assets consist of the following:

                                            SEPTEMBER 30,         DECEMBER 31,
                                                2002                 2001
                                          -----------------     ----------------
Land                                       $         1,356       $        1,356
Buildings and leasehold improvements                 9,903                9,515
Machinery and equipment                             54,626               39,854
                                          -----------------     ----------------
Property, plant and equipment, gross                65,885               50,725
Accumulated depreciation                           (24,025)             (19,911)
                                          -----------------     ----------------
Property, plant and equipment, net         $        41,860       $       30,814
                                          =================     ================

Rental equipment, gross                    $       377,252       $      378,391
Accumulated depreciation                          (280,884)            (264,467)
                                          -----------------     ----------------
Rental equipment, net                      $        96,368       $      113,924
                                          =================     ================



     Depreciation expense was $19.8 million and $60.1 million for the three and nine months ended September 30, 2002, respectively, and $18.0 million and $56.6 million for the three and nine months ended September 30, 2001, respectively.

     Current liabilities

     Accounts payable and accrued liabilities consist of the following:

                                               SEPTEMBER 30,      DECEMBER 31,
                                                   2002               2001
                                             -----------------   ---------------
Accounts payable                              $        20,458     $      22,679
Accrued compensation and benefits                      18,908            10,848
Other non-income taxes payable                          6,731             7,566
Miscellaneous accrued liabilities                      28,601            13,678
                                             -----------------   ---------------
Accounts payable and accrued liabilities      $        74,698     $      54,771
                                             =================   ===============


     Comprehensive income

     Comprehensive income consists of the following:

                                           THREE MONTHS ENDED       NINE MONTHS ENDED
                                             SEPTEMBER 30,            SEPTEMBER 30,
                                          --------------------     -------------------
                                            2002        2001         2002       2001
                                          --------    --------     --------   --------
Net income                                $ 4,155      $ 282       $ 12,392    $ 12,876
Translation adjustment                        998         95          1,289         108
Unrealized loss on cash flow hedges        (1,995)     $   -         (3,762)   $      -
                                          -------      -----       --------    --------
Comprehensive income                      $ 3,158      $ 377       $  9,919    $ 12,984
                                          =======      =====       ========    ========


     The Company had interest rate swap agreements in the aggregate notional amount of $72 million and $80 million at September 30, 2002 and December 31, 2001, respectively, designated as cash flow hedges. At September 30, 2002, the Company recorded a liability of $3,461 for the fair market value of the interest rate swap agreements. At December 31, 2001, the Company recorded an asset of $301 for the fair market value of the interest rate swap agreements. The unrealized gain or loss on the change in the market value of the interest rate swap agreements was included in accumulated other comprehensive loss in stockholders' equity.

     Treasury Stock

     Treasury stock consists of 1,607,460 shares of the Company's common stock repurchased at a cost of $29,998.

     Cash flow information

     Cash paid for income taxes was $2,846 and cash paid for interest was $6,605 for the nine months ended September 30, 2002.

4. BUSINESS SEGMENT INFORMATION

     Geographic information. The Company operates in two reportable segments based on geographic area: the United States and the United Kingdom. Revenues are attributed to geographic regions based on where the revenues are derived. Identifiable long-lived assets in the United States at September 30, 2002 and December 31, 2001 include goodwill of $52.6 million.

                                                                  THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                    SEPTEMBER 30,                   SEPTEMBER 30,
                                                               -------------------------       -------------------------
                                                                 2002             2001           2002              2001
                                                               --------         --------       --------         --------
Revenues:
     United States:
         Sales                                                 $ 73,718         $ 77,152       $ 223,441        $ 221,963
         Rentals                                                 56,289           56,687         167,818          168,914
         Support services                                        20,361           19,447          62,129           60,997
                                                               --------         --------       ---------        ---------
            Total United States revenues                       $150,368         $153,286       $ 453,388        $ 451,874
                                                               --------         --------       ---------        ---------
     United Kingdom:
         Sales                                                 $  3,363         $  2,846       $   9,204        $   9,078
         Rentals                                                  1,799            1,862           5,137            5,265
         Support services                                           539              328           1,792            1,124
                                                               --------         --------       ---------        ---------
            Total United Kingdom revenues                         5,701            5,036          16,133           15,467
                                                               --------         --------       ---------        ---------
     Total revenues                                            $156,069         $158,322       $ 469,521        $ 467,341
                                                               ========         ========       =========        =========

Income before income taxes:
     United States                                             $  6,129         $   (122)      $  18,226        $  22,480
     United Kingdom                                                 766              510           2,334           (1,211)
                                                               --------         --------       ---------        ---------
     Total income before income taxes                          $  6,895         $    388       $  20,560        $  21,269
                                                               ========         ========       =========        =========


     Revenues from Pitney Bowes, substantially all of which are generated in the United States segment, were approximately $37.1 million and $106.3 million during the three and nine months ended September 30, 2002 and $35.8 million and $88.4 million during the three and nine months ended September 30, 2001. Of the 2002 revenues from Pitney Bowes, approximately $22.7 million and $65.4 million were for equipment sold to Pitney Bowes Credit Corporation ("PBCC") for lease to the end user, approximately $4.7 million and $18.2 million were for equipment and supplies sold to Pitney Bowes Canada and approximately $9.6 million and $22.8 million were for equipment, supplies and services sold to other Pitney Bowes subsidiaries during the three and nine months ended September 30, respectively. In 2001, approximately $28.0 million and $71.7 million were for equipment sold to PBCC, approximately $0.5 million and $2.4 million were for equipment and supplies sold to Pitney Bowes Canada and approximately $7.3 million and $14.3 million were for equipment, supplies and services sold to other Pitney Bowes subsidiaries during the three and nine month periods ended September 30, respectively. No other single customer or controlled group represents 10% or more of the Company's revenues.

                                               SEPTEMBER 30,      DECEMBER 31,
                                                   2002               2001
                                               --------------   ----------------
Identifiable long-lived assets
     United States                              $    192,441     $      199,837
     United Kingdom                                    5,014              5,133
                                               --------------   ----------------
     Total identifiable long-lived assets       $    197,455     $      204,970
                                               ==============   ================

Total assets
     United States                              $    439,449     $      477,710
     United Kingdom                                   24,738             19,967
                                               --------------   ----------------
     Total assets                               $    464,187     $      497,677
                                               ==============   ================

     Concentrations. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers and relatively small account balances within the majority of the Company's customer base and their dispersion across different businesses. The Company periodically evaluates the financial strength of its customers and believes that its credit risk exposure is limited.

     Most of the Company's product purchases are from overseas vendors, the majority of which are from a limited number of Japanese suppliers. Although the Company currently sources products from a number of manufacturers throughout the world, a significant portion of new copier equipment is currently obtained from one supplier although the Company has recently added a new supplier, in part, to mitigate this risk. If this supplier were unable to deliver products for a significant period of time, the Company would be required to find replacement products from an alternative supplier or suppliers, which may not be available on a timely or cost effective basis. The Company's operating results could be adversely affected if its significant supplier is unable to deliver sufficient product.


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

     A reconciliation of the basic and diluted earnings per share computation is as follows:

                                                                         THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                            SEPTEMBER 30,                  SEPTEMBER 30,
                                                                     ---------------------------    ----------------------------
                                                                        2002             2001          2002              2001
                                                                     ----------       ----------    ----------        ----------
Net income available to common stockholders                          $     4,155      $       282   $    12,392       $    12,876
                                                                     ===========      ===========   ===========       ===========

Weighted average common shares outstanding                            18,336,310       19,463,007    19,230,878        19,463,007
      Less: non-vested restricted stock                                  347,000                -       328,361                 -
                                                                     -----------      -----------   -----------       -----------
Weighted average common shares for basic earnings per share           17,989,310       19,463,007    18,902,517        19,463,007
      Add: dilutive effect of restricted stock                           347,000                -       328,361                 -
      Add: dilutive effect of stock options                              201,301           16,114       132,784            16,114
                                                                     -----------      -----------   -----------       -----------
Weighted average common shares and equivalents
for diluted earnings per share                                        18,537,611       19,479,121    19,363,662        19,479,121
                                                                     ===========      ===========   ===========       ===========

Basic earnings per share                                             $      0.23      $      0.01   $      0.66       $      0.66
Diluted earnings per share                                           $      0.22      $      0.01   $      0.64       $      0.66


6. LONG-TERM DEBT

     Long-term debt consists of the following:

                                             SEPTEMBER 30,       DECEMBER 31,
                                                 2002                2001
                                            ---------------     --------------
Revolving credit facility                     $         -         $    17,000
Term loan                                          74,335             100,000
                                            ---------------     --------------
Total debt                                         74,335             117,000
Less: current maturities                              749               1,000
                                            ---------------     --------------
Total long-term debt                          $    73,586         $   116,000
                                            ===============     ==============

     On November 9, 2001 the Company entered into a Credit Agreement with a group of lenders (the "Credit Agreement") that provided for secured borrowings and the issuance of letters of credit in an aggregate amount not to exceed $225 million, comprised of a $125 million Revolving Credit Facility (the "Revolving Credit Facility") and a $100 million Term Loan (the "Term Loan"). The Credit Agreement requires us to manage our interest rate risk with respect to at least 50% of the aggregate principal amount of the Term Loan for a period of at least 36 months. Accordingly, we entered into two interest rate swap agreements in notional amounts of $50 million and $30 million to convert the variable interest rate payable on the Term Loan to a fixed interest rate in order to hedge the exposure to variability in expected future cash flows. These interest rate swap agreements have been designated as cash flow hedges.

     On March 19, 2002, the Credit Agreement was amended to increase the total amount of the Company's stock permitted to be repurchased from $20 million to $30 million. On July 19, 2002, the Credit Agreement was further amended to increase the total amount of the Company's stock permitted to be repurchased from $30 million to $58 million and to reduce the Term Loan interest rates to LIBOR plus a margin of from 2.75% to 3.75%, from LIBOR plus a margin of from 3.50% to 3.75%, depending on our leverage ratio, or to the Fleet Bank base lending rate plus a margin of from 1.75% to 2.75%, from the Fleet Bank base lending rate plus a margin of from 2.50% to 2.75%, depending on our leverage ratio.

     During the third quarter, we revised our cash flow estimates and prepaid $8 million of the amount outstanding under the Term Loan. This prepayment was covered by a portion of the $30 million interest rate swap agreement that had been designated as a cash flow hedge. Since it is no longer probable that the hedged forecasted transactions related to the $8 million Term Loan prepayment will occur, we recognized a loss related to that portion of the swap agreement underlying the amount of the prepayment by reclassifying $386 from accumulated other comprehensive loss into interest expense. We also unwound $8 million of the $30 million interest rate swap agreement.

7. COMMITMENTS AND CONTINGENCIES

     Legal matters. In connection with the Distribution, the Company agreed to assume all liabilities associated with the Company's business, and to indemnify Pitney Bowes for all claims relating to the Company's business, including lawsuits relating to the Company's business. In the normal course of business, the Company and Pitney Bowes have been named as a party to occasional lawsuits relating to the Company's business. These lawsuits and other claims may involve disputes relating to, among other things, contractual rights under vendor, insurance or other contracts, trademark, patent or other intellectual property rights, equipment, service or payment disputes with customers and disputes with employees.

     In connection with the Distribution, liabilities were transferred to the Company for matters where Pitney Bowes was a plaintiff or a defendant in lawsuits, relating to the business or products of the Company. The Company has not recorded liabilities for loss contingencies since the ultimate resolutions of the legal matters cannot be determined. In the opinion of the Company's management, none of these proceedings, individually or in the aggregate, should have a material adverse effect on the Company's financial position, results of operations or cash flows.

     Risks and uncertainties. The Company has a limited history operating as an independent entity, may be unable to make the changes necessary to operate successfully as a stand-alone entity, or may incur greater costs as a stand-alone entity that may cause the Company's profitability to decline. Prior to the Distribution, the Company's business was operated by Pitney Bowes as a segment of its broader corporate organization rather than as a separate stand-alone entity. Pitney Bowes assisted the Company by providing corporate functions such as legal, tax and information technology functions. Following the Distribution, Pitney Bowes has no obligation to provide assistance to the Company other than certain interim and transitional services to be provided by Pitney Bowes. Because the Company's business had not previously been operated as a stand-alone entity, there can be no assurance that the Company will be able to successfully implement the changes necessary to operate independently or will not incur additional costs as a result of operating independently. The Company is implementing an enterprise resource planning ("ERP") system intended to replace the information technology ("IT") services provided by Pitney Bowes under the transition services agreement. Due to unanticipated delays in implementation of the ERP system, the Company has entered into discussions with Pitney Bowes regarding the extension until December 2003, of the transition services agreement as it relates to IT related services. Before entering into any extension of these transition services beyond June 2003 we will seek the approval by the Internal Revenue Service (IRS) of a ruling request confirming that such extension will not affect the tax-free nature of the spin-off. The Company is working together with Pitney Bowes to prepare and file the necessary ruling request. Although the Company expects that the ruling request will be granted in the ordinary course and that Pitney Bowes will continue to provide the IT related services during the period necessary for the Company to implement business critical ERP applications, there can be no assurance that the IRS will provide the requested ruling or that Pitney Bowes will grant the necessary extension of the IT related services. Any failure to obtain a favorable IRS ruling or to extend the required IT related services for the period required to permit the Company to implement replacement systems would have a material adverse affect on the operations and financial position of the Company.

8. SEPARATION AGREEMENTS

     The Company and Pitney Bowes entered into a transition services agreement that provides for Pitney Bowes to supply certain services to the Company, on a transitional basis. These services include information technology, computing, telecommunications, accounting, field service of equipment and dispatch call center services. In 2002, the Company will pay Pitney Bowes for its costs for the services provided, including a proportionate share of its overhead, if applicable, computed in accordance with Pitney Bowes' internal charge back practices. For the three and nine months ended September 30, 2002, the Company paid Pitney Bowes $4.9 million and $17.1 million, respectively, in connection with the transition services agreement.

     Upon extension of the transition services agreement for IT related services as discussed in note 7, Commitments and Contingencies, above, the fees for such services would be set at a rate negotiated at arms length and would likely be significantly higher than the cost based fees for such services currently applicable.

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the audited consolidated financial statements and the notes thereto, included in the Company's latest Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission on March 28, 2002, as well as the unaudited consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q. This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Please see "Risk Factors That Could Cause Results To Vary" and "Special Note About Forward-Looking Statements" for a discussion of the uncertainties, risks and assumptions associated with these forward-looking statements. Our actual results could differ materially from those forward-looking statements discussed in this section. For the purposes of the following discussion, unless the context otherwise requires, "Imagistics International Inc.," "Imagistics," and "the Company" refer to Imagistics International Inc. and subsidiary.

     The unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of the Company, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of results of operations, financial position and cash flows as of and for the periods presented. The Company believes that the disclosures contained in the unaudited consolidated financial statements are adequate to keep the information presented from being misleading. The results for the three and nine months ended September 30, 2002 are not necessarily indicative of the results for the full year.

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT ESTIMATES

REVENUE RECOGNITION

     Our revenues include revenues from the sale, rental and service of copiers, facsimile machines, multi-functional products and other document imaging equipment, including related supplies. Sales revenue is recognized when contractual obligations have been satisfied, title and risk of loss have been transferred to the customer and collection of the resulting receivable is reasonably assured. Certain rental contracts provide for invoicing in advance, generally quarterly. The revenue billed in advance is deferred and recognized as earned revenue over the billed period. Certain rental contracts provide for invoicing in arrears, generally quarterly. Revenue on contracts billed in arrears is accrued and recognized in the period in which it is earned. Rental terms generally range from one to three years. Support services revenue is recognized over the term of the service contract.

OVERVIEW

     Imagistics is a large independent direct sales, service and marketing organization offering document imaging solutions, including copiers, facsimile machines and multifunctional products, primarily to large corporate and government customers known as national accounts, as well as to mid-size and regional businesses known as commercial accounts. In addition, we offer a range of copier and multi-functional product document imaging options, including digital, analog, color and/or networked products and systems.

     Our strategy is to become the leading independent provider of enterprise office imaging and document solutions by leveraging our product and marketplace strengths in customer support to drive customer loyalty. Our goal is also to achieve operational excellence and benchmark productivity and to pursue opportunistic expansion and investments.

REVENUES

(Dollars in thousands)

     The following table shows our revenue sources by product line for the periods indicated.

                                    THREE MONTHS ENDED       NINE MONTHS ENDED
                                       SEPTEMBER 30,            SEPTEMBER 30,
                                ------------------------  ----------------------
                                    2002          2001       2002         2001
                                ----------    ----------  ----------  ----------
Copier product line              $ 91,440      $ 91,999    $266,407    $264,751
Facsimile product line             59,904        65,800     184,951     200,220
Sales to Pitney Bowes Canada        4,725           523      18,163       2,370
                                ----------    ----------  ----------  ----------
Total revenue                    $156,069      $158,322    $469,521    $467,341
                                ==========    ==========  ==========  ==========


     The following table shows our revenue sources by segment for the periods indicated.

                                    THREE MONTHS ENDED       NINE MONTHS ENDED
                                       SEPTEMBER 30,            SEPTEMBER 30,
                                ------------------------  ----------------------
                                    2002          2001       2002         2001
                                ----------    ----------  ----------  ----------
United States                    $150,368      $153,286    $453,388    $451,874
United Kingdom                      5,701         5,036      16,133      15,467
                                ----------    ----------  ----------  ----------
Total revenue                    $156,069      $158,322    $469,521    $467,341
                                ==========    ==========  ==========  ==========


     The following table shows the growth rates by revenue type and product line for the three and nine months ended September 30, 2002 compared with the same period in the prior year.

                                  FOR THE THREE MONTHS      FOR THE NINE MONTHS
                                  ENDED SEPTEMBER 30,       ENDED SEPTEMBER 30,
                                ------------------------  ----------------------

Sales
      Copier products                    (3.4%)                    2.0%
      Facsimile products                 (4.2%)                   (1.8%)
      Total sales                        (3.6%)                    0.7%

Rentals
      Copier products                    13.2%                     9.6%
      Facsimile products                 (8.8%)                   (6.3%)
      Total rentals                      (0.8%)                   (0.7%)

Support services                          5.7%                     2.9%

      Total revenue                      (1.4%)                    0.5%

RESULTS OF OPERATIONS

     The following table shows our statement of income data, expressed as a percentage of total revenue, for the periods indicated. The table also shows cost of sales as a percentage of sales revenue and cost of rentals as a percentage of rental revenue:


                                                           AS A % OF TOTAL REVENUE, EXCEPT AS NOTED, FOR THE
                                                  THREE MONTHS ENDED SEPTEMBER 30,          NINE MONTHS ENDED SEPTEMBER 30,
                                                  -----------------------------------    ----------------------------------
                                                       2002               2001                2002              2001
                                                  ----------------   ----------------    ----------------  ----------------
Revenue:
      Sales                                                 49.4 %            50.5 %             49.6 %              49.4 %
      Rentals                                               37.2              37.0               36.8                37.3
      Support services                                      13.4              12.5               13.6                13.3
                                                  ----------------   ----------------    ----------------  ----------------
Total revenue                                              100.0             100.0              100.0               100.0
      Cost of sales                                         30.3              30.8               30.9                31.0
      Cost of rentals                                       13.4              14.9               13.7                14.9
      Selling, service and administrative                   50.4              52.4               49.6                47.7
                                                  ----------------   ----------------    ----------------  ----------------
Earnings before interest and taxes                           5.9               1.9                5.8                 6.4
      Interest expense                                       1.4               1.7                1.4                 1.8
                                                  ----------------   ----------------    ----------------  ----------------
Income before income taxes                                   4.5               0.2                4.4                 4.6
      Provision for income taxes                             1.8                 -                1.7                 1.8
                                                  ----------------   ----------------    ----------------  ----------------
Net income                                                   2.7 %             0.2 %              2.7 %               2.8 %
                                                  ----------------   ----------------    ----------------  ----------------
Cost of sales as a percentage of sales revenue
      Including Pitney Bowes Canada                         61.3 %            61.0 %             62.3 %              62.8 %
                                                  ================   ================    ================  ================
      Excluding Pitney Bowes Canada                         59.0 %            60.8 %             59.5 %              62.5 %
                                                  ================   ================    ================  ================
      Excluding inventory obsolescence and
           Pitney Bowes Canada                              55.1 %            55.2 %             54.8 %              54.9 %
                                                  ================   ================    ================  ================
Cost of rentals as a percentage of rental revenue           36.1 %            40.2 %             37.3 %              40.1 %
                                                  ================   ================    ================  ================
Effective tax rate                                          39.7 %            27.3 %             39.7 %              39.5 %
                                                  ================   ================    ================  ================

THREE MONTHS ENDED SEPTEMBER 30, 2002 AND SEPTEMBER 30, 2001

     Revenue. For the three months ended September 30, 2002, total revenue of $156,069 declined 1% versus revenue of $158,322 for the three months ended September 30, 2001 reflecting lower sales and rental revenue, partially offset by higher support service revenue. Revenue attributable to sales to Pitney Bowes Canada pursuant to a reseller agreement between the Company and Pitney Bowes Canada that became effective upon the Distribution, amounted to $4,725. Excluding the impact of sales to Pitney Bowes Canada, total revenue declined 4% versus the prior year.

     Equipment and supply sales revenue of $77,081 declined 4% for the three months ended September 30, 2002 from $79,998 for the three months ended September 30, 2001. Excluding the impact of sales to Pitney Bowes Canada, total sales revenue declined 9% compared with the prior year. Total copier sales revenue declined 8% due to lower equipment and supply sales. Total facsimile sales revenue declined 12% on reduced equipment and supply sales.

     Equipment rental revenue of $58,088 for the three months ended September 30, 2002 declined slightly versus equipment rental revenue of $58,549 for the three months ended September 30, 2001, reflecting lower facsimile rental revenues partially offset by an increase in copier rental revenues resulting from a continuing copier marketing focus on national accounts, which prefer a rental placement strategy similar to that of our facsimile product placement strategy. We continued to implement this strategic shift in our copier systems product line by increasing the focus on renting our copiers, responding to a need for flexible office equipment procurement options in the national account marketplace. Rental revenue derived from our copier product line increased 13% reflecting growth in the overall installed rental population as well as the impact of increased placements of our high-end digital products. Rental revenue from our facsimile product line declined 9% versus the prior year reflecting lower pricing and a lower installed base.

     Support services revenue for the three months ended September 30, 2002 of $20,900, primarily derived from stand-alone service contracts, increased 6% versus support services revenue of $19,775 for the three months ended September 30, 2001, reflecting the combination of higher contract pricing associated with the increased placement of high end digital products in the United States and increased facsimile placements in the United Kingdom.

     Cost of sales. Cost of sales was $47,236 for the three months ended September 30, 2002 compared with $48,816 for the same period in 2001 and as a percentage of sales revenue increased to 61.3% from 61.0%. This increase resulted from lower pricing on equipment sales to Pitney Bowes Canada under the reseller agreement and an increase in the mix of copier and multifunctional products which have a higher cost of sales percentage than facsimile sales, partially offset by lower product costs and lower provision for obsolete inventory. The provision for obsolete inventory declined $1,735 in the United States geographic segment and increased $48 in the United Kingdom geographic segment. Excluding the provision for obsolete inventory and sales to Pitney Bowes Canada, cost of sales as a percentage of revenue declined 0.1 percentage points to 55.1%.

     Cost of rentals. Cost of rentals was $20,991 for the three months ended September 30, 2002 compared with $23,526 for the three months ended September 30, 2001 and as a percentage of rental revenue declined 4.1 percentage points to 36.1% for the three months ended September 30, 2002 from 40.2% for the three months ended September 30, 2001. This decline was due to the impact of our disciplined focus on improving profit margins coupled with product cost improvements, partially offset by an increase in the mix of copier and multifunctional product rentals which have a higher cost as a percentage of rental revenue than facsimile machines.

     Selling, service and administrative expenses. Selling, service and administrative expenses of $78,707 were 50.4% of total revenue for the three months ended September 30, 2002 compared with $82,956, or 52.4% of total revenue for the three months ended September 30, 2001. Selling, service and administrative expenses declined 5% versus prior year reflecting lower accounts receivable write-offs, the impact of fewer employees and the absence of severance charges recorded during the third quarter of 2001, partially offset by advertising expense associated with a major brand awareness campaign and the expenditures for Enterprise Resource Planning ("ERP") technology designed to improve long term operational efficiency and deliver higher levels of customer support and service. Of the $4,249 decline in selling, service and administrative expenses, United States geographic segment expenses declined $4,329, while United Kingdom geographic segment expenses increased $80. Field sales and service operating expenses are included in selling, service and administrative expenses because no meaningful allocation of these expenses to cost of sales, cost of rentals or cost of support services is practicable.

     Earnings before interest and taxes. Earnings before interest and taxes were $9,135 or 5.9% of total revenue for the three months ended September 30, 2002 compared with $3,024 or 1.9% of total revenue for the three months ended September 30, 2001.

     Interest expense. Interest expense was $2,240 for the three months ended September 30, 2002 compared with $2,636 for the three months ended September 30, 2001, primarily as a result of lower debt levels. Interest expense for the three months ended September 30, 2002 includes a loss of $386 resulting from the prepayment of $8 million of the Term Loan and associated unwinding of a portion of the interest rate swap agreements. Prior to the Distribution, we participated in Pitney Bowes' centralized cash management program, which was used to finance our operations and interest expense for the three months ended September 30, 2001 represents an allocation from Pitney Bowes based upon the proportion of our net assets to Pitney Bowes' net assets. The weighted average interest rate for the three months ended September 30, 2002 was 7.1%. The Pitney Bowes weighted average borrowing rate for the three months ended September 30, 2001 was 6.7%.

     Effective tax rate. Our effective tax rate was 39.7% for the three months ended September 30, 2002 compared with 27.3% for the three months ended September 30, 2001. The low effective tax rate for the three months ended September 30, 2001 results from the tax provision associated with the United Kingdom geographic segment, offset by the tax benefit associated with the United States geographic segment, which is at a higher rate. For the three months ended September 30, 2001, our income was included in the Pitney Bowes consolidated income tax returns and income tax expense was calculated as if Imagistics and Pitney Bowes filed separate income tax returns.

NINE MONTHS ENDED SEPTEMBER 30, 2002 AND SEPTEMBER 30, 2001

     Revenue. For the nine months ended September 30, 2002, total revenue of $469,521 increased slightly versus revenue for the nine months ended September 30, 2001 of $467,341 reflecting higher sales and support service revenue, partially offset by lower rental revenue. The increase in revenue is attributable to sales to Pitney Bowes Canada pursuant to the reseller agreement. Excluding the impact of sales to Pitney Bowes Canada, total revenue declined 3% versus the prior year.

     Equipment and supply sales revenue increased 1% to $232,645 for the nine months ended September 30, 2002 from $231,041 for the nine months ended September 30, 2001. Excluding the impact of sales to Pitney Bowes Canada, total sales revenue declined 6% compared with the prior year. Total copier sales revenue declined 4% due to lower equipment and supply sales. Total facsimile sales revenue declined 11% on reduced equipment and supply sales.

     Equipment rental revenue declined 1% to $172,955 for the nine months ended September 30, 2002 from $174,179 for the nine months ended September 30, 2001, reflecting a decline in facsimile rental revenue largely offset by an increase in copier rental revenue associated with the continuing copier marketing focus on national account placements. Rental revenue derived from our copier product line increased 10% reflecting growth in the overall installed rental population as well as the impact of increased placements of our high-end digital products. Rental revenue from our facsimile product line declined 6% versus the prior year reflecting lower pricing and a lower installed base.

     Support services revenue, primarily derived from stand-alone service contracts, increased 3% to $63,921 for the nine months ended September 30, 2002 from $62,121 for the nine months ended September 30, 2001, reflecting higher contract pricing associated with changing product mix coupled with increased placements.

     Cost of sales. Cost of sales was $145,044 for the nine months ended September 30, 2002 compared with $145,033 for the same period in 2001 and as a percentage of sales revenue declined to 62.3% from 62.8%. This decline resulted from lower provisions for obsolete inventory and product cost reductions partially offset by an increase in the mix of copier and multifunctional products which have a higher cost of sales percentage than facsimile sales. The provision for obsolete inventory declined $7,234, of which $2,696 is attributable to the United Kingdom geographic segment and $4,538 is attributable to the United States geographic segment. Excluding the provision for obsolete inventory and sales to Pitney Bowes Canada, cost of sales as a percentage of revenue declined 0.1 percentage points to 54.8%.

     Cost of rentals. Cost of rentals was $64,446 for the nine months ended September 30, 2002 compared with $69,837 for the nine months ended September 30, 2001 and as a percentage of rental revenue declined 2.8 percentage points to 37.3% for the nine months ended September 30, 2002 from 40.1% for the nine months ended September 30, 2001. This decline was due to the impact of our disciplined focus on improving profit margins coupled with product cost improvements, partially offset by an increase in the mix of copier and multifunctional product rentals, which have a higher cost as a percentage of rental revenue than facsimile machines.

     Selling, service and administrative expenses. Selling, service and administrative expenses of $233,042 were 49.6% of total revenue for the nine months ended September 30, 2002 compared with $222,718, or 47.7% of total revenue for the nine months ended September 30, 2001. Selling, service and administrative expenses increased 5% versus prior year reflecting increased finance and administrative costs associated with becoming an independent public company, the expenditures for ERP technology and advertising expenditures associated with a brand awareness campaign, partially offset by the impact of fewer employees and lower accounts receivable write offs. Of the $10,324 increase in selling, service and administrative expenses, United States geographic segment expenses increased $10,445 while United Kingdom geographic segment expenses declined $121. Field sales and service operating expenses are included in selling, service and administrative expenses because no meaningful allocation of these expenses to cost of sales, cost of rentals or cost of support services is practicable.

     Earnings before interest and taxes. Earnings before interest and taxes were $26,989 or 5.8% of total revenue for the nine months ended September 30, 2002 compared with $29,753 or 6.4% of total revenue for the nine months ended September 30, 2001.

     Interest expense. Interest expense was $6,429 for the nine months ended September 30, 2002 compared with $8,484 for the nine months ended September 30, 2001, primarily as a result of lower debt levels. Interest expense for the nine months ended September 30, 2002 includes a loss of $386 resulting from the prepayment of $8 million of the Term Loan and associated unwinding of a portion of the interest rate swap agreements. Prior to the Distribution, we participated in Pitney Bowes' centralized cash management program, which was used to finance our operations. Interest expense for the nine months ended September 30, 2001 represents an allocation from Pitney Bowes based upon the proportion of our net assets to Pitney Bowes' net assets. The weighted average interest rate for the nine months ended September 30, 2002 was 7.1%. The Pitney Bowes weighted average borrowing rate for the nine months ended September 30, 2001 was 6.7%.

     Effective tax rate. Our effective tax rate was 39.7% for the nine months ended September 30, 2002 compared with 39.5% for the nine months ended September 30, 2001. For the nine months ended September 30, 2001, our income was included in the Pitney Bowes consolidated income tax returns and income tax expense was calculated as if Imagistics and Pitney Bowes filed separate income tax returns.

LIQUIDITY AND CAPITAL RESOURCES

     On November 9, 2001 we entered into a Credit Agreement with a group of lenders. The Credit Agreement provides for secured borrowings and the issuance of letters of credit in an aggregate amount not to exceed $225 million and was comprised of a $125 million Revolving Credit Facility and a $100 million Term Loan. The term of the Revolving Credit Facility is five years and the term of the Term Loan is six years. The original borrowings of $100 million under the Term Loan were payable in 20 consecutive equal quarterly installments of $0.3 million due March 31, 2002 through December 31, 2006, three consecutive equal quarterly installments of $23.8 million due March 31, 2007 through September 30, 2007 and a final payment of $23.8 million due at maturity. Our Credit Agreement received a BB+ rating from Standard & Poors and a rating of Ba3 from Moody's Investor Services.

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

     The Credit Agreement contains financial covenants that require the maintenance of minimum earnings before interest, taxes, depreciation and amortization and a maximum leverage ratio, as well as other covenants, which, among other things, place limits on dividend payments and capital expenditures. On March 19, 2002, we amended the Credit Agreement to increase the total amount of our stock permitted to be repurchased from $20 million to $30 million. We entered into a second amendment to the Credit Agreement on July 19, 2002 that increased the amount of our stock permitted to be repurchased from $30 million to $58 million. The Credit Agreement allows us to make acquisitions up to an aggregate consideration of $30 million. At September 30, 2002, we were in compliance with all financial covenants and expect to continue to be in compliance with these covenants.

     Amounts borrowed under the Revolving Credit Facility bear interest at variable rates based, at our option, on either the LIBOR rate plus a margin of from 2.25% to 3.00%, depending on our leverage ratio, or the Fleet Bank base lending rate plus a margin of from 1.25% to 2.00%, depending on our leverage ratio. Amounts borrowed under the Term Loan bear interest, as amended by the second amendment, at variable rates based, at our option, on either the LIBOR rate plus a margin of from 2.75% to 3.75%, depending on our leverage ratio, or the Fleet Bank base lending rate plus a margin of from 1.75% to 2.75%, depending on our leverage ratio. A commitment fee of from 0.375% to 0.500%, depending on our leverage ratio, on the average daily unused portion of the Revolving Credit Facility is payable quarterly, in arrears. From July 1, 2002 through July 18, 2002, the interest rate on our Term Loan was LIBOR plus 3.50%. Since July 19, 2002, the interest rate on our Term Loan has been LIBOR plus 2.75%.

     The Credit Agreement requires us to manage our interest rate risk with respect to at least 50% of the aggregate principal amount of the Term Loan for a period of at least 36 months. Accordingly, we entered into two interest rate swap agreements in notional amounts of $50 million and $30 million to convert the variable interest rate payable on the Term Loan to a fixed interest rate in order to hedge the exposure to variability in expected future cash flows. The two interest rate swap agreements expire in February 2005. These interest rate swap agreements have been designated as cash flow hedges. The counterparties to the interest rate swap agreements are major international financial institutions. We monitor the credit quality of these financial institutions and do not anticipate any losses as a result of counterparty non-performance. Under the terms of the swap agreements, we will receive payments based upon the 90-day LIBOR rate and will remit payments based upon a fixed rate. The fixed interest rates are 4.165% and 4.320% for the $50 million and the $30 million swap agreements, respectively. During the third quarter, we revised our cash flow estimates and prepaid $8 million of the amount outstanding under the Term Loan. This prepayment was covered by a portion of the $30 million interest rate swap agreement that had been designated as a cash flow hedge. Since it is no longer probable that the hedged forecasted transactions related to the $8 million Term Loan prepayment will occur, we recognized a loss related to that portion of the swap agreement underlying the amount of the prepayment by reclassifying $386 from accumulated other comprehensive loss into interest expense. We also unwound $8 million of the $30 million interest rate swap agreement. At September 30, 2002, two swap agreements in the notional amounts of $50 million and $22 million were outstanding, the aggregate fair value of which was an obligation of $3.5 million, which was recorded in other liabilities. The unrealized loss relating to the outstanding swap agreements was included in accumulated other comprehensive loss in stockholders' equity. The interest rate swap agreements were 100% effective for the three and nine months ended September 30, 2002.

     Our initial borrowings of $150 million under the Credit Agreement, consisting of $100 million under the Term Loan and $50 million under the Revolving Credit Facility, were used to repay amounts due to Pitney Bowes and to pay a dividend to Pitney Bowes. At September 30, 2002, approximately $74 million of borrowings were outstanding under the Credit Agreement, consisting solely of borrowings under the Term Loan. Based upon the borrowing base at September 30, 2002, substantially all of the Revolving Credit Facility is available for borrowing.

     Historically, our cash flow has been positive as a result of our high percentage of recurring revenues from rental, supplies and service. We expect our cash flow to remain positive although we do expect our cash generation to moderate as the Company's ability to continue to provide cash through changes in working capital is reduced.

     Net cash provided by operating activities was $132,273 and $105,863 for the nine months ended September 30, 2002 and 2001, respectively. Net income was $12,392 and $12,876, respectively. Non-cash charges for depreciation and amortization, accounts receivable write offs and inventory obsolescence provisions provided cash of $73,997 and $84,196 for the nine months ended September 30, 2002 and 2001, respectively. Changes in the principal components of working capital provided cash of $40,533 and $7,860 in the nine months ended September 30, 2002 and 2001, respectively. Of the $40,533 of cash provided by working capital changes in the nine months ended September 30, 2002, approximately $16 million was a result of accruals for stand-alone expenses such as employee benefits and incentive compensation, which had been included in amounts due to Pitney Bowes in periods prior to the Distribution.

     We used $53,583 and $59,840 in investing activities for the nine months ended September 30, 2002 and 2001, respectively. Investment in rental equipment assets totaled $38,723 and $48,519 for the nine months ended September 30, 2002 and 2001, respectively. Capital expenditures for property, plant and equipment were $14,860, and $7,900 for the nine months ended September 30, 2002 and 2001, respectively. Investment in ERP accounted for $9,138 of the capital expenditures for property, plant and equipment for the nine months ended September 30, 2002.

     Cash used in financing activities was $72,628 for the nine months ended September 30, 2002 reflecting repayments under the Revolving Credit Facility and Term Loan and the repurchase of outstanding stock. As a result of repayments, the remaining outstanding borrowings under the Term Loan at September 30, 2002 are payable in 17 consecutive equal quarterly installments of $0.2 million due December 31, 2002 through December 31, 2006, three consecutive equal quarterly installments of $17.8 million due March 31, 2007 through September 30, 2007 and a final payment of $17.8 million due at maturity. On March 27, 2002, we began repurchasing our stock under the $30 million stock buy back program previously approved by the Board of Directors and, as of September 30, 2002, accumulated approximately 1.6 million shares of treasury stock at a cost of $30 million. Cash used in financing activities in 2001 reflects decreases in amounts due to Pitney Bowes for corporate allocations and other intercompany charges. In October 2002, the Board of Directors authorized the repurchase of an additional $28 million of our stock raising the total authorization to $58 million.

     The ratio of current assets to current liabilities declined to 2.6 to 1 at September 30, 2002 compared with 3.4 to 1 at December 31, 2001 due to reductions in accounts receivable and inventory and an increase in accounts payable and accrued liabilities. At September 30, 2002 our total debt as a percentage of total capitalization declined to 22% from 29% at December 31, 2001 due to debt repayments offset in part by stock repurchases.

     We had no material commitments other than supply agreements with vendors that extend only to equipment ordered under purchase orders; there are no long-term purchase requirements. We will continue to make additional investments in facilities, rental equipment, computer equipment and systems and our distribution network as required to support our revenue growth. We anticipate investments in rental equipment assets for new and replacement programs in amounts consistent with prior years. We estimate that we will spend approximately $30 million to $35 million over the next 18-24 months to enhance our information systems infrastructure and implement our ERP system.

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

     Prior to the Distribution our business was operated as part of Pitney Bowes' broader corporate organization rather than as a stand-alone company. We are in the process of creating our own, or engaging third parties to provide systems, warehousing and distribution, service call center and dispatch services and other business functions to replace many of the systems and business functions historically provided by Pitney Bowes. There can be no assurance that we will be able to successfully implement these changes or will not incur additional costs as a result. In particular, we need to have our own IT and ERP systems in place in order to operate our business without interruption. Due to unanticipated delays in implementation of the ERP system, the Company has entered into discussions with Pitney Bowes regarding the extension of the transition services agreement as it relates to IT related services until December 2003. Before entering into any extension of these transition services beyond June 2003 we will seek the approval by the IRS of a ruling request confirming that such extension will not affect the tax-free nature of the spin-off. The Company is working together with Pitney Bowes to prepare and file the necessary ruling request. Although the Company expects that the ruling request will be granted in the ordinary course and that Pitney Bowes will continue to provide the IT related services during the period necessary for the Company to implement business critical ERP applications, there can be no assurance that the IRS will provide the requested ruling or that Pitney Bowes will grant the necessary extension of the IT related services. Any failure to obtain a favorable IRS ruling or to extend the required IT related services for the period required to permit the Company to implement replacement systems would have a material adverse affect on the operations and financial position of the Company.

     Pitney Bowes has been and is expected to continue to be a significant customer. For the three and nine months ended September 30, 2002, revenues from Pitney Bowes, exclusive of equipment sales to PBCC for lease to the end user, accounted for 9.2% and 8.7% of our total revenue, respectively. However, no assurance can be given that Pitney Bowes will continue to purchase our products and services.

     In connection with the Distribution, Imagistics and Pitney Bowes entered into a non-exclusive intellectual property agreement that allows us to operate under the "Pitney Bowes" brand name for a term of up to two years after the Distribution. However, this agreement may be terminated if Pitney Bowes or we elect to terminate the non-competition obligations contained in the distribution agreement. In 2002, we began introducing products under the "Imagistics" brand name and we may be required to expend substantial resources to establish our new brand name. Brand name recognition is an important part of our overall business strategy and we cannot assure you that customers will maintain the same level of interest in our products when we are no longer associated with Pitney Bowes.

Risk Factors Relating to Our Business

     The document imaging and management industry is undergoing an evolution in product offerings, moving toward the use of digital and color technology in a multi-functional office environment. Our continued success will depend to a great extent on our ability to respond to this rapidly changing environment by providing new options and document imaging solutions for our customers.

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

     The document imaging solutions industry is very competitive and we may be unable to compete favorably, causing us to lose sales to our competitors. Our future success depends, in part, on our ability to deliver enhanced products and service packages while also offering competitive price levels.

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

     In addition, a substantial portion of the Company's equipment, supplies and spare parts inventory is sourced from the Far East and imported through West Coast ports. If the recent work stoppage at the West Coast docks were to resume after the end of the Taft-Hartley cooling off period, the Company would be required to re-route future inventory shipments to other ports, possibly resulting in sales disruptions, increased transportation expenses for future inventory shipments and the need to maintain higher levels of inventory. This could adversely affect the Company's operating results.

     Other events that disrupt the shipment to or receipt of ocean freight at U.S. ports, such as future labor unrest, war or terrorist activity could delay, prevent or add substantial cost to the Company's receipt of such products. Any of these events would cause disruption to our customers and could have an adverse effect on our business.

     Much of our international business is transacted in local currency. Currently, less than 30% of our total new product, supplies and parts purchases, based on costs, are denominated in yen. We do not currently utilize any form of derivative financial instruments to manage our exchange rate risk. We manage our foreign exchange risk by attempting to pass through to our customers any cost increases related to foreign currency exchange. However, no assurance can be given that we will be successful in passing cost increases through to our customers in the future.

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

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

     Statements contained in this discussion and elsewhere in this report that are not purely historical are forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, and are based on management's beliefs, certain assumptions and current expectations. These statements may be identified by their use of forward-looking terminology such as the words "expects", "projects", "anticipates", "intends" and other similar words. Such forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected. The forward-looking statements contained herein are made as of the date hereof and, except as required by law, we do not undertake any obligation to update any forward-looking statements, whether as a result of future events, new information or otherwise.

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

     In September 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 provides guidance on the recognition and measurement of liabilities associated with disposal activities. We will adopt SFAS No. 146 on January 1, 2003. We are currently assessing the effect, if any, SFAS No. 146 may have on our financial position, results of operations, or cash flows.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We have certain exposures to market risk related to changes in interest rates, foreign currency exchange rates and commodities. There have been no material changes in market risk since the filing of our Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

ITEM 4.      CONTROLS AND PROCEDURES

     Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as described in Exchange Act Rule 13a-14. In conducting the evaluation, such officers noted that we continued to be reliant on certain Pitney Bowes information systems for the generation of financial information. Based upon our existing internal controls, such officers' knowledge of Pitney Bowes' systems and internal controls and a review of Pitney Bowes' Exchange Act filings and related certifications, the Chief Executive Officer and the Chief Financial Officer have concluded that the information generated by the Pitney Bowes information systems is subject to adequate controls. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings relating to the Company (including its consolidated subsidiary).

     There were no significant changes in our internal controls or in other factors that could significantly affect these internal controls subsequent to the date of our most recent evaluation.

                           PART II - OTHER INFORMATION


ITEM 1.      LEGAL PROCEEDINGS

LEGAL MATTERS

     In connection with the Distribution, we agreed to assume all liabilities associated with our business, and to indemnify Pitney Bowes for all claims relating to our business. In the course of normal business, we have been party to occasional lawsuits relating to our business. These may involve litigation or other claims by or against Pitney Bowes or Imagistics relating to, among other things, contractual rights under vendor, insurance or other contracts, trademark, patent and other intellectual property rights, equipment, service or payment disputes with customers and disputes with employees.

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

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

       (a)  Exhibits. The following documents are filed as exhibits hereto:

EXHIBIT
NUMBER          DESCRIPTION
------          -----------
3.1    Amended and Restated Certificate of Incorporation (3)
3.2    Amended and Restated Bylaws (1)
3.3 Certificate of Designation of Series A Junior Participating Preferred Stock, dated August 1, 2002 (6)
4.1    Form of Imagistics International Inc. Common Stock Certificate (1)
10.1 Tax Separation Agreement between Pitney Bowes Inc. and Imagistics International Inc. (3)
10.2 Transition Services Agreement between Pitney Bowes Inc. and Imagistics International Inc. (3)
10.3 Distribution Agreement between Pitney Bowes Inc. and Imagistics International Inc. (3)
10.4 Intellectual Property Agreement between Pitney Bowes Inc. and Imagistics International Inc. (3)
10.5 Reseller Agreement between Pitney Bowes Management Services and Imagistics International Inc. (3)
10.6 Reseller Agreement between Pitney Bowes of Canada and Imagistics International Inc. (3)
10.7 Vendor Financing Agreement between Pitney Bowes Credit Corporation and Imagistics International Inc. (3)
10.8 Form of Sublease Agreement between Pitney Bowes Inc. and Imagistics International Inc. (2)
10.9 Form of Sublease and License Agreement between Pitney Bowes Inc. and Imagistics International Inc. (2)
10.10 Form of Assignment and Novation Agreement between Pitney Bowes Inc. and Imagistics International Inc. (2)
10.11  Imagistics International Inc. 2001 Stock Plan (1)
10.12  Imagistics International Inc. Key Employees' Incentive Plan (3)
10.13  Imagistics International Inc. Non-Employee Directors' Stock Plan (1)
10.14  Letter Agreement between Pitney Bowes Inc. and Marc C. Breslawsky (1)
10.15  Letter Agreement between Pitney Bowes Inc. and Joseph D. Skrzypczak (1)
10.16  Letter Agreement between Pitney Bowes Inc. and Mark S. Flynn (1)
10.17 Credit Agreement between Imagistics International Inc. and Merrill Lynch, Merrill Lynch, Pierce Fenner & Smith Incorporated, as Syndication Agent, Fleet Capital Corporation, as Administrative Agent (3)
10.18 Rights Agreement between Imagistics International Inc. and EquiServe Trust Company, N.A. (3)
10.19  Employment Agreement between Imagistics International Inc. and
       Marc C. Breslawsky  (3)
10.20  Employment Agreement between Imagistics International Inc. and
       Joseph D. Skrzypczak  (3)
10.21  Employment Agreement between Imagistics International Inc. and
       Christine B. Allen (3)
10.22  Employment Agreement between Imagistics International Inc. and
       John C. Chillock (3)
10.23  Employment Agreement between Imagistics International Inc. and
       Chris C. Dewart (3)
10.24  Employment Agreement between Imagistics International Inc. and
       Mark S. Flynn (3)
10.25  Employment Agreement between Imagistics International Inc. and
       Nathaniel M. Gifford  (3)
10.26  Employment Agreement between Imagistics International Inc. and
       Joseph W. Higgins (3)
10.27 Amendment No. 1 to Credit Agreement between Imagistics International and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith, as Syndication Agent, Fleet Capital Corporation, as Administrative Agent, and the Lenders identified therein (4)

10.28 Amendment No. 2 to Credit Agreement between Imagistics International and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith, as Syndication Agent, Fleet Capital Corporation, as Administrative Agent, and the Lenders identified therein (5)
10.29  First Amendment to Imagistics International Inc. 2001 Stock Plan (6)
10.30 First Amendment to Rights Agreement between Imagistics International Inc. and EquiServe Trust Company, N.A. (6)
13.1   Portions of the 2001 Annual Report to Stockholders (3)
18.1 Preferability letter from PricewaterhouseCoopers regarding change in accounting principle (3)
21.1   Subsidiaries of Imagistics International Inc. (3)
23.1   Consent of PricewaterhouseCoopers LLP  (3)
------------------------
(1)    Incorporated by reference to Amendment No. 1 to the Registrant's
       Form 10 filed July 13, 2001.
(2)    Incorporated by reference to Amendment No. 2 to the Registrant's
       Form 10 filed August 13, 2001.
(3)    Incorporated by reference to Registrant's Form 10-K filed March 28, 2002.
(4)    Incorporated by reference to Registrant's Form 10-Q filed May 14, 2002.
(5)    Incorporated by reference to the Registrant's Form 8-K dated July 23,
       2002.
(6)    Incorporated by reference to the Registrant's Form 10-Q filed
       August 14, 2002.

(b)  Reports on Form 8-K.

     On July 23, 2002, the Company filed a Current Report on Form 8-K, reporting under Item 5 thereof, the Second Amendment to the Credit Agreement, dated as of July 19, 2002.

     On September 20, 2002, the Company filed a Current Report on Form 8-K, reporting under Item 9 thereof, the resignation of Michael J. Critelli as a member of the board of directors and governance committee of the Company effective as of September 30, 2002.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:   November 13, 2002                   Imagistics International Inc.
                                      ------------------------------------------
                                                    (Registrant)



                           By:                /s/ Joseph D. Skrzypczak
                                      ------------------------------------------
                           Name:                Joseph D. Skrzypczak
                           Title:              Chief Financial Officer
                                               and Authorized Signatory

                                  CERTIFICATION

I, Marc C. Breslawsky, certify that,

    1. I have reviewed this quarterly report on Form 10-Q of Imagistics International Inc.;

    2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

    3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

    4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

        c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:         November 13, 2002                 /s/ Marc C. Breslawsky

                                                Chief Executive Officer

                                  CERTIFICATION


I, Joseph D. Skrzypczak, certify that,

    1. I have reviewed this quarterly report on Form 10-Q of Imagistics International Inc.;

    2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

    3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

    4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

        c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:         November 13, 2002                 /s/ Joseph D. Skrzypczak

                                                Chief Financial Officer