Form 10-K
period 2002-12-31
IMAGISTICS INTERNATIONAL INC
filed 2003-03-28
CIK 1137019

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               ------------------

                                    FORM 10-K
(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE TRANSITION PERIOD FROM                  TO
                                       ------------------  -------------------

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

           Title of each class                    Name of each exchange on which
           -------------------                              registered
                                                            ----------
COMMON STOCK, PAR VALUE $.01 PER SHARE             THE NEW YORK STOCK EXCHANGE
(TOGETHER WITH ASSOCIATED PREFERRED STOCK
PURCHASE RIGHTS)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT HAS (1) FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS. YES X   NO__

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [X]

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS AN ACCELERATED FILER (AS
DEFINED IN EXCHANGE ACT RULE 12b-2). YES X   NO__

THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES WAS $410,330,110 AS OF JUNE 28, 2002. THE AMOUNT SHOWN IS BASED ON THE CLOSING PRICE OF IMAGISTICS COMMON STOCK AS REPORTED ON THE NEW YORK STOCK EXCHANGE COMPOSITE TAPE ON THAT DATE.

NUMBER OF SHARES OF IMAGISTICS COMMON STOCK, PAR VALUE $.01, OUTSTANDING AS OF MARCH 14, 2003: 17,446,417

                      DOCUMENTS INCORPORATED BY REFERENCE:

PORTIONS OF THE IMAGISTICS INTERNATIONAL INC. PROXY STATEMENT FOR THE 2003 ANNUAL MEETING OF STOCKHOLDERS - PART III

================================================================================

                          IMAGISTICS INTERNATIONAL INC.

                           ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 2002

                                TABLE OF CONTENTS


ITEM   DESCRIPTION                                                       PAGE
----   -----------                                                       ----
                                     PART I


1      Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   3
2      Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  12
3      Legal Proceedings . . . . . . . . . . . . . . . . . . . . . .  . . .  12
4      Submission of Matters to a Vote of Security Holders  . . . . . . . .  12
       Executive Officers . . . . . . . . . . . . . . . . . . . . . . . . .  13



                                     PART II


5      Market for Registrant's Common Equity and Related Stockholder
       Matters  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  15
6      Selected Financial Data  . . . . . . . . . . . . . . . . . . . . . .  16
7      Management's Discussion and Analysis of Financial Condition and
       Results of Operations  . . . . . . . . . . . . . . . . . . . . . . .  17
7A     Quantitative and Qualitative Disclosures About Market Risk.  . . . .  30
8      Financial Statements and Supplementary Data  . . . . . . . . . . . .  31
9      Changes in and Disagreements with Accountants on Accounting and
       Financial Disclosure.  . . . . . . . . . . . . . . . . . . . . . . .  57



                                    PART III


10     Directors and Executive Officers of the Registrant . . . . . . . . .  58
11     Executive Compensation . . . . . . . . . . . . . . . . . . . . . . .  58
12     Security Ownership of Certain Beneficial Owners and Management and
       Related Stockholder Matters  . . . . . . . . . . . . . . . . . . . .  58
13     Certain Relationships and Related Transactions . . . . . . . . . . .  58
14     Controls and Procedures  . . . . . . . . . . . . . . . . . . . . . .  58



                                     PART IV


15     Exhibits, Financial Statement Schedules, and Reports on Form 8-K . .  59
       Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  61
       Certifications Pursuant to Section 302 of the Sarbanes-Oxley
       Act of 2002  . . . . . . . . . . . . . . . . . . . . . . . . . . . .  62

Certain information contained in this filing with the Securities Exchange Commission on Form 10-K that are not purely historical are forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that are based on management's beliefs, certain assumptions and current expectations. These statements may be identified by their use of forward-looking terminology such as the words "expects," "projects," "anticipates," "intends" and other similar words. Such forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, general economic, business and market conditions, competitive pricing pressures, timely development and acceptance of new products, our reliance on third party suppliers, potential disruptions affecting the international shipment of goods, potential disruptions in implementing information technology systems, our ability to create brand recognition under our new name and currency and interest rate fluctuations. Certain of these risks and uncertainties are discussed more fully in Part II, Management's Discussion and Analysis of Financial Condition and Results of Operations, Risk Factors That Could Cause Results to Vary and elsewhere in this filing on Form 10-K. The forward-looking statements contained herein are made as of the date hereof and we, except as may be required by law, do not undertake any obligation to update any forward-looking statements, whether as a result of future events, new information or otherwise.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Imagistics International Inc. ("Imagistics" or the "Company") is a large direct sales, service and marketing organization offering document imaging solutions, including copiers, facsimile machines and multifunctional products, sometimes referred to as MFPs, in the United States and the United Kingdom. We provide our customers with flexible, comprehensive document imaging products and services at competitive market prices. We market our products to large corporate and government customers, which we refer to as major accounts, as well as to mid-sized and regional businesses which we refer to as commercial accounts. Historically, we have focused our marketing efforts on major national account customers for facsimile products and commercial account customers for copiers. We are seeking to capitalize on our proven leadership position with major national accounts in the facsimile market to expand our sales of copier/MFPs, both in the United States and abroad.

     Pitney Bowes Inc. began marketing and distributing copiers in 1967 and facsimile products in 1982. Pitney Bowes' office systems division, which combined the copier and facsimile product lines, was created in 1998. In 2000, Pitney Bowes decided to spin-off the United States and the United Kingdom operations of the office systems division to, among other things, enable us to more fully realize our potential within both the copier and facsimile markets. In connection with the planned spin-off, Pitney Bowes incorporated the Company as Pitney Bowes Office Systems, Inc. in February 2001 and, in August 2001, contributed substantially all of the business and assets of its office systems division to the Company. The name of the Company was changed to Imagistics International Inc. on October 12, 2001, and on December 3, 2001, 100% of the common stock of the Company was distributed by Pitney Bowes to the common shareholders of Pitney Bowes based on a distribution ratio of 1 share of the Company's common stock for every 12.5 shares of Pitney Bowes common stock held at the close of business on November 19, 2001 (the "Distribution").

     Our direct sales and service network, located throughout the United States and the United Kingdom, provides a broad range of document imaging products and services. We currently have an installed base of approximately 300,000 copiers, facsimile and MFPs in use. We consider products in use if they are subject to a current rental or service agreement. Based on the needs of our customers, our representatives offer specialized document imaging options including digital, analog, color and/or networked products and systems. We offer a full array of copiers, facsimile and MFP products that satisfy our customers' needs ranging from a few hundred copies to hundreds of thousands of copies per month. We have historically offered our products under the brand name "Pitney Bowes," which we believe is internationally recognized and associated with quality products. In 2002, we began introducing products under the "Imagistics" brand name, which has been used in conjunction with the "Pitney Bowes Office Systems" name. All new products are offered under the Imagistics brand name. We also provide aftermarket support to our customers through service and supply contracts, as well as the sale of consumable supplies, primarily toner, for all of our products. In addition, we offer document management software systems and network controllers to serve our digital copiers/MFPs. We have approximately 2,350 fully trained sales and service representatives in nearly 150 locations that assist customers with all of their product and service needs.

     For maximum flexibility in product development, we do not manufacture any of our products, but rather we purchase equipment and software from a number of different firms. We impose high quality standards on all of the equipment that we offer. Historically, we have used manufacturers such as Minolta, Matsushita and Kyocera Mita to produce our copier/MFP equipment and Matsushita, Muratec and Brother to produce our facsimile equipment. We believe that our market position and long-term relationships with many of the top manufacturers allow us to negotiate favorable contracts. During 2002, we added Sharp as a manufacturer of Imagistics copier and multifunctional equipment.

     Our primary targets are large corporate customers and government entities. Our client base consists of over 70% of the Fortune 500 companies and over 60% of the Fortune 1000 companies. We serve major companies in the automotive, financial services and information technology industries as well as others. While continuing to strengthen and expand our relationships with our current customers, we have also established new marketing initiatives geared specifically toward more efficiently serving mid-sized and regional companies or commercial users, while shifting our focus to multi-location customers. We plan to maintain our relationships with commercial users through the use of our trained team of commercial sales representatives. Due to our diverse customer base and the recurring nature of our rental, service and supply revenues, seasonal variations do not significantly impact our business.

     In connection with the spin-off, we entered into a transition services agreement with Pitney Bowes providing for certain essential services for a limited period following the spin-off, agreements with Pitney Bowes Management Services and Pitney Bowes of Canada, under which they may choose to continue to purchase and use our products and a vendor financing agreement providing for Pitney Bowes Credit Corporation ("PBCC") to continue as our primary lease vendor on a multi-year basis after the spin-off, an intellectual property agreement with Pitney Bowes allowing us to continue using the "Pitney Bowes" brand name in the United States and the United Kingdom for a period of up to two years following the spin-off, a tax separation agreement and certain other agreements.

AVAILABLE INFORMATION

     Additional information about us is available on the Internet at our corporate website, www.imagistics.com, or our investor website, www.IGIinvestor.com. In addition to other information, we make available free of charge on our investor website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after electronically filing such material with or furnishing to, the Securities and Exchange Commission. The Securities and Exchange Commission maintains an Internet site at http://www.sec.gov, which contains reports, proxy and information statements, and other information regarding us. You may also read and copy any document we file with the SEC at its Public Reference Room, 450 Fifth Street, N.W., Washington, D.C. 20549. The SEC can be contacted at 1-800-SEC-0330 for further information on the operation of the Public Reference Room.

INDUSTRY OVERVIEW

     The document imaging and management industry consists of the production and supply of various imaging products, as well as the provision of pre-sale and after-market product services. We have been a leader in the facsimile machine segment of this industry for 20 years and have participated in the copier business for over 35 years. Our competitors include the distribution units of large office equipment manufacturers such as Ricoh, Canon and Xerox, and other independent distributors such as Ikon, Danka and Global Imaging as well as numerous local office equipment dealers and, as technologies continue to merge, traditional printer companies such as Hewlett Packard and Lexmark.

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

     The document imaging industry is rapidly changing. Whereas most corporate customers have relied upon products that utilize analog technology in the past, the majority of our customers now require products that utilize digital technology. Currently, essentially all new copier placements are digital machines. Digital products, unlike analog products, can connect with computer networks and communicate with other office imaging equipment, enabling customers to more efficiently connect and utilize their document management solutions over a wide array of more useful features, such as higher quality copies, color capability, finishing capability and the multifunctional capability of copying, faxing, scanning and printing. The move toward digital products has spurred document imaging providers to hire and train sales, service and maintenance personnel with respect to these digital products. In addition, technological advances and reduced pricing have led to a trend of increased placements of color copiers and MFPs.

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

     Today's busy corporate environment demands office machines and systems that work faster and more efficiently than ever before, while providing high-quality imaging solutions. The current proliferation of MFPs designed to address copying, faxing, printing and scanning needs in the workplace is a direct result of these demands. MFPs efficiently send, receive and print documents, thus eliminating office bottlenecks, improving employee productivity and saving valuable workspace in offices of all sizes. As workplaces increasingly rely on computer networks, document imaging providers are also developing more products that allow for shared communication and that work seamlessly with other office systems. These networked solutions offer greater speed and, by diverting print streams to more efficient output devices, can lower a company's imaging costs significantly. The cost of managing documents is high for most companies and increased use of the Internet for desktop research and printing has further increased the volume and cost of imaging activity for most businesses. In addition to searching for ways to minimize imaging costs, customers continue to demand high-performance machines that produce well-finished documents. In addition, corporations struggle with the issue of how to deploy new technology and get users to embrace it. Currently, the industry is producing a greater number of color machines to offer customers a range of options for their copying needs. Color machines allow companies to increase their level of in-house document production and produce "finished" copies for meetings, presentations and mailings. The use of color machines may minimize or eliminate the need for outside document production services and can offer tremendous savings to companies.

     Corporate customers are also searching for new ways to manage their document imaging needs. Corporations are continuing to outsource non-core competencies, including document imaging. This is especially true as the complexity of these solutions increases and corporations seek to avoid hiring, training and retraining personnel to use new machines. In recent years, many large document-imaging providers have developed management services capabilities to address this need. Through management services relationships, document imaging providers offer a full range of services, from installation and training of employees to complete on-site document imaging management, including selection of equipment and provision of personnel, allowing corporate customers to choose the solution that is best for them.

STRATEGY

     Our strategy is to become the leading independent direct provider of enterprise office imaging and document solutions by providing world class products and services with unparalleled customer support and satisfaction with a focus on multiple location customers, thus building value for our shareholders. To that end, we plan to build on our strengths and pursue the following initiatives:

     MAINTAIN AND FURTHER STRENGTHEN MAJOR ACCOUNT RELATIONSHIPS. We have maintained successful relationships in the facsimile area with many large Fortune 1000 companies for 20 years. We believe that our strong relationships with many of these customers, as well as our integrated sales and service organization and the broad national reach of our organization, have been the keys to our success in acquiring new business and retaining our current customers. In 2001 we reorganized our sales effort to create customer-centric national account and commercial user sales organizations, each offering our full range of products to their respective customer bases. This customer-centric organization allows us to leverage our success in the facsimile market to sell copier products and MFPs to these major accounts while also expanding our product offerings to our commercial user customers.

     In light of current economic pressures, technological advances and changes in the corporate workplace, we must strive to meet our customers' needs in new ways. As many corporate customers seek to reduce administrative expenses through centralized purchasing and consolidation of their vendors, we believe that we are well positioned to offer a range of products and services, including technological innovations and new options, from a single source. Because we have continuity with so many of our long-standing major account customers, we believe they will be receptive to expanding their relationships with us by purchasing additional products and services.

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

     We continuously evaluate various imaging products from multiple manufacturers. We believe that our supply contracts provide us access to the best products. In 2002, we began to change the majority of new and field installed "Pitney Bowes" branded products to the Imagistics brand name. We expect to complete this activity during 2003.

     We believe that the transition to digital copier/MFPs provides an important opportunity for us to reach new customers as manufacturers develop machines with increased capabilities. We continue to launch new digital products that offer faster, more efficient multifunctional features for our high-volume corporate customers. These new digital products offer increased document imaging options and capabilities as well as overall savings. We will continue to expand our digital document imaging product offerings in order to meet the needs of our current customers and to allow us to reach a new customer base. In order to remain competitive in light of the many technological options that are available to our customers, we will continue to collaborate with companies that develop integrated document solutions. Our success will also depend on our ability to accurately gauge shifts in market demand and to anticipate potentially unforeseen changes in market dynamics that may result from new technologies.

     INCREASE OUTREACH OF OUR DIRECT SALES AND SERVICE FORCE TO THE COPIER MARKET. Our sales and service business aims to provide major account customers with one point of contact for their product needs. Regardless of their location in the United States, our customers can contact one of our representatives in their geographic area and receive consistent sales and service assistance. This allows us to control the quality of our sales and service effort and ensure a consistent experience for our customers. It also provides us with an opportunity to keep in regular contact with our customers, which we believe often leads to future sales. In some remote areas, however, we rely on Imagistics-trained Pitney Bowes employees for service of our products. Our marketing strategy is to not only offer an extensive portfolio of product offerings and diverse technology to our Fortune 1000 customers, but to establish the same kind of long-term, copier-based relationships with our customers as we have established with our facsimile customers by utilizing our national direct sales and service organization to meet their needs as well.

     FOCUS ON CUSTOMER NEEDS. Since we have direct access to our end user customers through our direct sales force, we are able to monitor their changing needs and requirements and respond in an appropriate manner. Although many of our customers use digital products and have reacted favorably to the digital products we offer and we expect that they will continue to grow in the future, not all of our customers have migrated to digital systems at the fast pace that many in our industry predicted. Our goal is to meet all of our customers' needs and where price is particularly critical, we offer them refurbished and remanufactured analog and refurbished digital systems. Because of our purchasing structure, we believe that we will be able to provide digital equipment and solutions as our customers require them. Because we source digital products and train our workforce on the sales, use and service of these products, and because we continue to research and source new products, we believe that we will be able to respond effectively as the industry changes in the future. However, if we fail to accurately predict changes in market demand we may lose sales or incur losses due to excess inventories.

     PURSUE AN EXPANSION STRATEGY. In order to remain competitive, we will continue to expand both our copier and our facsimile businesses in geographic markets in the United States and abroad. Our direct sales and service strategy has been an effective method for attracting and retaining customers and we believe we can use it to further expand our copier business. Although the facsimile market as a whole is in decline, we will seek to capture competitive copier accounts while maintaining and leveraging our existing facsimile customer base. We currently supply document imaging products and services to a variety of large corporations, many of which have an international presence and seek global sourcing of their document imaging needs. In order to serve these clients more effectively, we intend to use our United Kingdom operation as a platform for expansion of our business into the larger European market. Our United Kingdom product offerings, which were limited to facsimile products, were expanded to include MFPs in 2001 and copiers in January 2003.

BUSINESS SEGMENTS

     We operate in two reportable segments based on geographic area: the United States and the United Kingdom. Revenues from external customers and from Pitney Bowes are attributed to geographic regions based on where the revenues are derived. Financial information by segment is set forth in Note 5, "Business Segment Information", of the Notes to Consolidated Financial Statements included elsewhere herein.

PRODUCTS

     We offer a broad range of copiers, facsimile machines, MFPs and related products to major account customers, government entities and mid-size and regional commercial users. These products serve a wide range of customer needs from departmental to workgroup solutions. The utilization of digital technology has led to development of equipment that contains multiple capabilities and greater options for document imaging and management applications. Although, by definition, our multifunctional product offerings contain the multiple capabilities of copying, scanning, faxing and printing, certain of our copier and facsimile product offerings also incorporate these multiple capabilities. We classify our equipment product offerings as part of either the copier product line or the facsimile product line based upon the primary function of the equipment.

     Departmental Solutions

     We offer a broad range of copiers and MFPs for departmental applications including black and white, color, analog, digital, networked and stand-alone copiers and MFPs. Our departmental solutions product line extends from a 15 page-per-minute multifunctional color copier to an 85 page-per-minute multifunctional high-volume copier. In addition to our more traditional line of products, we have worked with third party developers to introduce additional document imaging functions that complement our other product offerings. One example is Connex(TM), a platform controller for digital copiers that functions within the computer network and allows customers to print and fax directly from their own networked desktop computers and produce "finished" copies that are, for example, collated, stapled or produced in multiple sets, or scan documents at the digital copier into electronic format for delivery to the network or desktop.

     The new model DL200/270/370 series of digital multifunctional devices (21, 25 and 35 pages-per-minute, respectively) introduced in 2002 offers benefits such as lower enterprise-wide print costs, full network integration, and the added convenience of supplemental faxing and scanning which are unavailable in older analog copiers. The DL200/270/370 series offers customers many different application options as it can be installed as a stand-alone copier or factory-equipped to handle walk-up faxing needs. In networked installations, the DL200/270/370 series also functions as a high-volume laser printer that offers finishing features such as stapling and hole punching, while controlling print jobs directly from the desktop. This system offers seamless transition from analog-to-digital technology without slowdowns or compatibility issues.

     In 2002, we also introduced models DL650 and DL850 (65 and 85 pages-per-minute, respectively) serving the high volume office environment by providing speed, versatility, cost-effectiveness and simplicity in a heavy-duty machine with a powerful suite of digital features that integrate the most advanced print functions including tandem copying, network printing, scanning, duplexing and finishing.

     The new model im4510 MFP (45 pages-per-minute) introduced in 2002, offers fully embedded single processor architecture with multi-tasking operating systems that include features such as network printing, digital copying and scanning and a single-pass dual scanning document feeder that will scan an original on both sides simultaneously enhancing document input-throughput productivity. This feature is the first of its type on a digital multifunctional copier product in this speed range.

     In 2002, our CD1500 and CD2000 (15 and 20 color pages-per-minute, respectively) were awarded a "Recommended" status from Buyers Laboratory Inc and the Digital Test Laboratory "Five-Star Exceptional" rating from Business Equipment Research and Test Laboratories. Additional 2002 recipients of the Buyers Laboratories "Recommended Status" awards were the DL200 w/9754 Controller (20 pages-per-minute) black and white digital copier, the DL270 w/9754 Controller (25 pages-per-minute) digital copier and the DL370 w/Fax and 9754 Controller (35 pages-per-minute) digital copier. The DL460 w/Fiery X3 Controller (45 pages-per-minute) digital copier received Buyers Laboratories 2002 "Pick of the Year" award as an "Outstanding Segment 4 Multifunctional Imaging System".

     Digital color copier models cm2020 and cm3120 (20 and 31 color pages-per-minute, respectively) introduced in January 2003, both received an "Editors Choice" award from Better Buys For Business. These multifunctional digital copiers offer copying and networking functionality and are designed to support both color and monochrome applications and offer enhanced image quality color printing and copying, a wide range of digital art functions and enhanced finishing options that include booklet making capabilities. In addition, in 2002, our DL750 (75 pages-per-minute) digital copier/printer also received the "Editors Choice" award from Better Buys for Business.

     Workgroup Solutions

     We are also a leader in workgroup facsimile systems and related product offerings and we are currently one of the largest suppliers of facsimile equipment to the Fortune 1000. We believe we were among the first document imaging providers to offer plain paper facsimile products as an option to the slower and less efficient thermal facsimile machines. We were the first company to offer the 14,400 bits per second and 33,600 bits per second plain paper facsimile machines to customers. The 33,600 bits per second machines continue to be among our most popular products. We currently offer a full range of plain paper facsimile machines that range from traditional facsimile equipment to MFPs.

     Because telecommunication expenses are one of the most costly components in operating a facsimile system in the corporate workplace, we strive to provide our customers with the fastest available facsimile machines so that they can minimize their telecommunication costs. The model 2050 facsimile machine system makes advanced facsimile features easy to use since it incorporates an intuitive LCD touch screen, scans originals at 60 pages-per-minute and is one of the fastest machines in the industry. In addition, our models 2030 and 2050 offer some of the fastest transmission speeds in the industry through the use of 33.6 KBPS with JBIG data compression technology. The machines' display shows all features and functions at a glance and its "photo" option allows users to optimize half-tone images.

     We also offer several multifunctional devices with standard feature sets that provide total office solutions to our customers. With the reliance of today's businesses on the Internet, e-commerce and associated technologies, our MFPs allow companies to efficiently share document input and output capabilities among small or large corporate workgroups.

     We introduced the models DL155 and DL185 digital copier/printers in 2002. The new DL155 and DL185 digital copier/printers are two low-volume small workgroup copier/printers designed to fill a need between existing analog copiers and our higher volume DL Series devices. The DL155 and DL185 are targeted to small office/home office needs of our large corporate customers as well as small workgroups and businesses looking to improve image quality and printing performance. In 2002, Buyers Laboratory awarded our DL185 its "Pick of the Year" as an "Outstanding Segment One Multifunctional Imaging System".

     The model ix2600 introduced in 2002, is a digital, multifunctional desktop device that combines high-speed facsimile, copy, scan and print capabilities. It also supports network printing with its network interface printer option. The ix2600 incorporates a platen to accommodate book-top copying and faxing along with its standard 50-page automatic document feeder. Not only will it function as a black and white scanner, but it offers color-scanning capabilities as well. It is positioned to meet the needs of the mid-volume, work range area and provides 15 page-per-minute print and copy speed.

     The new model 1500 and 2500 MFP series of multifunctional Fax/Printer/ Scanner/Copier devices introduced in 2002 offer solutions for the low and mid-volume office workgroup environments within Fortune 1000 companies. These 15 page-per-minute print and convenience copy devices offer the ability to function in both stand-alone and connected environments and should allow customers to further boost their office productivity. The units' standard components include multi-suite software capabilities that include both printing and scanning features.

     In addition, in 2002 we introduced the models 3500 and 5000 MFPs, multifunctional Fax/Printer/Scanner/Copier. The models 3500 and 5000 MFPs are 12 page-per-minute and 17 page-per-minute, respectively, multifunctional devices offering outstanding fax, print, scan and copy capabilities with a small footprint, network capabilities and 600 dots-per-inch printer resolution. This fax-centric multifunctional device offers an economic alternative to multiple single function office devices. Its internet option allows any hard copy document to be scanned and forwarded to an email address.

     The new model im3510 MFP (35 pages-per-minute) introduced in 2002, offers fully embedded single processor architecture with multi-tasking operating systems that include features such as network printing, digital copying and scanning and a single-pass dual scanning document feeder that will scan an original on both sides simultaneously enhancing document input-throughput productivity. This feature is the first of its type on a digital multifunctional copier product.

SUPPLIES

     We offer a full complement of consumable supplies for our products, such as copier and facsimile toner and cartridges and paper. Supplies are an important component of our overall business and accounted for $156 million and $155 million, or 25% of each of our 2002 and 2001 revenues, respectively.

     Many of our copier/MFP customers enter into cost-per-copy rental and/or maintenance agreement plans that include supplies. This accounts for a constant source of copier supply revenue and ensures high customer retention. Demand for facsimile supplies has decreased with the use of e-mail and the availability of third-party refilled toner cartridges. In response to this decrease in demand, we introduced our own line of refilled cartridges under the "ECO" brand. Refilled ECO cartridges work with many of our own facsimile machines and also with many competitor fax machines and laser printers.

SERVICE

     Our continued commitment to our products and customers is evident in the many aftermarket service options that we provide. Our copier products are serviced by our nationwide service organization of approximately 1,275 representatives. We believe that this dedicated service force provides us with a distinct advantage over many of our competitors. These representatives are trained to service our product line and are managed through a central dispatch system to meet strict customer response time requirements. These representatives provide a full range of preventative maintenance and repair services to major account customers and commercial users.

     We support our facsimile machine, digitally network connected copier and MFP customers through our 24 hour-a-day, 7 day-a-week diagnostic center. Located in Melbourne, Florida, the diagnostic center is staffed with Imagistics employees who are experts in the use and servicing of our products and who help minimize any downtime or disruption to our customers. The diagnostic center usually handles over 3,500 calls each day from customers, many regarding use of facsimile products and 75 percent of the time our employees are able to handle customers' service calls without a technician being dispatched. We successfully manage a number of these calls with our automated services that include recorded tutorials for machine operations and programming. We currently have over 40,000 individual customer facsimile machine programs archived in our diagnostic center database, which can be delivered remotely. We are able to respond to a number of calls requiring programming assistance by remotely programming customers' facsimile units. When repair or refurbishment of our facsimile equipment is necessary, the customer can be talked through the corrective action remotely, or we will send a service representative to repair the product. The diagnostic center also provides support to our customers using networked digital copiers.

FINANCING OPTIONS

     We provide our customers with flexible financing options that allow for the sale, lease or rental of our products. In the past, we have sold products to commercial users either directly to the end user or to a leasing company that, in turn, leases the product to the end user. Where leasing is involved, we sell equipment to either Pitney Bowes' wholly owned subsidiary, PBCC, or to other finance companies. Currently, PBCC is the primary source of lease financing for our products. We have entered into an agreement with PBCC that provides for an ongoing lease-purchase equipment-financing program for our products. In 2002 and 2001, approximately 13% and 15% respectively, of our revenues were derived from sales to PBCC for lease to the end user.

     Historically, in offering products to our major account customers, we have used a rental strategy. These major account customers have been customers of our facsimile products. Most often, we rent our facsimile machines at a flat rate. We are increasingly renting copier products to our large major account customers as well. We typically rent our copiers on either a cost-per-copy basis, with minimum monthly page volumes, or at a flat rate with allowance and overage plans for certain services and other options. In the case of rentals, we seek to negotiate a master rental contract with our customers that can be revised to reflect rental of additional products and upgrades to current products or additional services. Generally, our rental contracts are for 36-month terms with renewal options that are automatic unless the customer gives prior notice of cancellation. These rental contracts also cover service and, in most cases, include supplies for use with our equipment. We believe that this approach provides the flexibility this customer base requires.

CUSTOMERS

     We market and distribute our products to the following customers:

     o    major national accounts, including large corporate customers,

     o    government entities and

     o    commercial accounts, including mid-size and regional businesses.

     National account customers include major national and international corporations that require full document imaging and management throughout the customer's entire organization, whether that organization is regional or national. Because we began our business by serving major account customers in the facsimile market 20 years ago and have maintained steady relationships with many of these same customers, our major accounts provide us with recurring rental revenues over longer-term contracts. In addition, because of their individual and complex needs, we are able to provide our major account customers with cutting-edge products as well as customized approaches to their specific needs.

     We target a range of governmental entities from large federal bureaus to small local government offices. These customers provide a long-term source of business and, because of our experience, we can anticipate their document imaging needs. Federal government entities may source products through the competitive bidding process or through flat rate contracts. The federal government may also issue a separate bid for large placements pertaining to a specific department or location. Our government contracts are generally for a period of four to five years. State and local government entities typically acquire products through their own varied bidding processes. Although many of these contracts are terminable for non-appropriations of funds by our customers, we have not had a significant number of early terminations of these contracts for non-appropriation.

     We also target commercial accounts, which generally have more discrete document imaging needs for one specific area or portion of their business or workplace. We customarily sell or lease equipment to these customers and, in most instances, our contracts provide ongoing supplies and service to them.

     Because of our approach of providing a system of national direct sales and service, our ability to provide a range of products, system options and after-market arrangements to our major account customers and our attention to maintaining our relationships with customers through consistent product service, we believe that we can expand these markets in the future.

SALES AND MARKETING

     We believe that our sales and marketing approach is uncommon in our industry. While many of our competitors offer products either by dealer sales or retail sales, we rely solely on direct sales. Our direct sales and service personnel are located throughout the United States. These employees market and service our products to our customers and potential customers all over the nation. Our representatives use national sales and service standards so that our customers receive consistent and reliable assistance regardless of where they are located or which one of our locations they call. We employ a sales force of approximately 1,075 sales personnel.

     Historically, we have marketed our products under the "Pitney Bowes" brand name. We have retained the right to use this name for up to two years following the spin-off and we believe that the continued use of the "Pitney Bowes" brand or the phrase "formerly Pitney Bowes Office Systems" in conjunction with the "Imagistics" brand for up to two years following the spin-off will provide stability to our business as we work to establish the "Imagistics" brand. In furtherance of that effort, in 2002 we began to introduce new products under the "Imagistics" brand name and we launched a major brand awareness advertising campaign that included placements in broadcast and cable television, radio and print media.

     In addition to our United States business, we currently operate in the United Kingdom. Until recently, our U.K. business was limited to our facsimile product lines. In 2001 we introduced our digital MFPs in the U.K. and we began offering copier products to our U.K. customers in January 2003. We plan to increase the international marketing of our products. Our goal is to increase our service to our current customers as well as broaden our existing customer base by providing our products throughout Europe over time. Our U.K. business is headquartered in Harlow, England. Our products are also offered in Canada through Pitney Bowes of Canada, a subsidiary of Pitney Bowes. In connection with the spin-off, we entered into an agreement with Pitney Bowes of Canada that provided for a supply relationship with Pitney Bowes' Canadian operations.

SUPPLIERS AND DISTRIBUTION

     We source our equipment from suppliers throughout the world including Minolta, Matsushita, Muratec, Brother, Kyocera Mita and Sharp. In addition, suppliers such as EFI, Advanced Hi-Tech and Cypress provide us with controllers and document management software for use in or with our products. We have contractual relationships with these manufacturers, although we continue to search for the best products and do not enter into exclusive relationships with any of our suppliers.

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

     Although we do not have minimum order quantities with any of our suppliers, Minolta currently supplies a significant portion of our new copier/MFP equipment. If Minolta were unable to deliver products for a significant period of time, we would be required to find replacement products, which may not be available on a timely or cost-effective basis. This could have a material adverse effect on our business, financial condition and results of operations. We do not believe that we are materially dependent upon any other supplier of products, whether new products, parts or consumable supplies. To mitigate against disruptions to our business, we keep an adequate level of inventory on hand to meet the needs of our customers for several months. In addition, during 2002, we added Sharp as a manufacturer and are currently procuring two of our primary copier/MFPs from them.

     We generally require manufacturers to build our products to order with 60 day or less lead times. We usually take title to the goods at the factory, or in the case of Asian factories, at the closest seaport. Finished goods are shipped by ocean freight to a United States port, primarily in California, and then trans-shipped to one of approximately 10 warehouses in the United States. In the normal course of business, when a customer order is received, equipment is unpacked, set up and tested in the warehouse prior to shipping to the customer location. Supplies are stored primarily at two warehouse locations and are shipped via UPS or overnight delivery directly to our customers. Parts are warehoused at a single Pitney Bowes location and are delivered via UPS to replenish our service representatives car stocks or shipped overnight for emergency repairs. We plan to open our own parts warehouse in 2003 and will eliminate our dependence on Pitney Bowes to manage our parts warehousing and shipping functions. The United Kingdom business uses similar manufacturing and shipping procedures and finished goods are shipped directly to one of two contract warehouses in the United Kingdom. Our reliance on Asian manufacturing could make our business susceptible to disruptions in international transportation due to port strikes, acts of war or other factors beyond our control.

PATENTS, TRADEMARKS AND COPYRIGHTS

     In connection with the spin-off, we have entered into a trademark license, patent license and copyright license agreement that provides us with a non-exclusive license to the Pitney Bowes trademark for a period of up to two years following the spin-off. In addition, the agreement provides for us to license the patents and patent applications on a non-exclusive basis in connection with our business in the United States and the United Kingdom, for the term of the relevant patents, none of which are material to our business. Finally, the agreement provides for us to license all copyrighted material used in connection with our business in the United States and the United Kingdom for the term of the relevant copyrights.

     We have historically distributed our products principally under the Pitney Bowes trademark. We are transitioning to the use of the "Imagistics" brand name and we have filed applications to register "Imagistics" as a trademark in the United States, the European Community and other jurisdictions. In addition, as a reseller of equipment supplied to us by major manufacturers of imaging equipment, we benefit from the use of patents and patent licenses secured by our suppliers.

EMPLOYEES

     We employ approximately 3,300 individuals throughout the world including approximately 1,075 sales personnel. We employ approximately 125 people in the United Kingdom, almost all of whom are subject to the European Works Council regulations. None of our other employees is covered by a collective bargaining agreement. We believe that we have good relations with our employees.

COMPETITION

     We are primarily involved in the supply of document imaging equipment to corporate, governmental and commercial customers. The document imaging equipment supply industry is highly competitive.

     Although certain of our competitors have experienced financial difficulties and the overall number of our competitors has decreased due to ongoing industry consolidation, the industry remains highly competitive. Customers rigorously evaluate suppliers on the basis of product reliability and quality, service expertise, geographic reach and price competitiveness. Many of our competitors manufacture their own products. Although we believe that our reliance on third parties for manufacturing provides us with certain benefits, it is possible that our competitors' guaranteed access to product supply through captive manufacturing operations may provide them with a competitive advantage. In addition, some of our competitors have substantially greater financial resources than we do.

     Our primary competitors are Xerox, Ikon, Danka, Canon, Ricoh, Global Imaging, Hewlett Packard and Lexmark.

ENVIRONMENTAL MATTERS

     We are subject to Federal, state and local laws intended to protect the environment. We believe that, as a general matter, our policies, practices and procedures are properly designed to reasonably prevent the risk of environmental damage and financial liability to the Company.

BACKLOG

     Generally, equipment sales and rental orders are shipped within 30 days and supplies orders are shipped immediately. Accordingly, our backlog is not significant.

ITEM 2.  PROPERTIES

The following table provides information regarding our primary owned and leased properties:


                                 OWN/         SQUARE        EXPIRATION
            LOCATION             LEASE        FOOTAGE           DATE                         FACILITY TYPE
-----------------------------  ---------   --------------  ---------------   -----------------------------------------------
United States:
     Columbus, Ohio              Lease           217,864        2009         Warehouse and distribution center
     Columbus, Ohio              Lease           128,522        2003         Warehouse and distribution center
     Trumbull, Connecticut        Own             74,000        N/A          Corporate headquarters
     Beacon Falls, CT            Lease            66,050        2007         Warehouse and refurbishing center
     Milford, Connecticut         Own             41,000        N/A          Warehouse and refurbishing center
     Denver, Colorado            Lease            29,178        2007         Administration and customer support call center
     Melbourne, Florida          Lease            17,000        2007         Diagnostic call and refurbishing center
     Shelton, Connecticut        Lease            13,314        2007         Administrative office

United Kingdom:
     Harlow                      Lease            11,866        2007         Headquarters and sales office

     The lease on our existing Columbus, Ohio warehouse expires in 2003 and we are relocating our existing Columbus, Ohio distribution operations to a new Columbus, Ohio leased facility, which will also incorporate the parts warehousing and distribution operations previously provided by Pitney Bowes out of the Pitney Bowes Newtown, Connecticut facility. We also lease space in approximately 150 other sales and service locations throughout the United States totaling approximately 595,000 square feet. Leases relating to approximately 31 of our sales and service locations expire in 2003. We plan to renew or replace these leases to the extent they are for stand-alone facilities, and for certain other facilities, we plan to relocate and enter into new leases with less square footage. In the United Kingdom, we relocated to a newly leased facility, and no longer lease a facility from Pitney Bowes. In addition, in the United Kingdom, we lease a warehouse from a third party on a six-month rolling term and also lease two sales offices near Birmingham and Glasgow on two-year leases that aggregate approximately 1,100 square feet.

ITEM 3.  LEGAL PROCEEDINGS

     In connection with the Distribution, we agreed to assume all liabilities associated with our business, and to indemnify Pitney Bowes for all claims relating to our business. In the normal course of business, we have been party to occasional lawsuits relating to our business. These may involve litigation or other claims by or against Pitney Bowes or Imagistics relating to, among other things, contractual rights under vendor, insurance or other contracts, trademark, patent and other intellectual property matters, equipment, service or payment disputes with customers, bankruptcy preference claims and disputes with employees.

     On October 4, 2002, Imagetec L.P., ("Imagetec"), a dealer of copiers, printers and fax machines located in McHenry, Illinois, filed suit against the Company in the United States District Court, Northern District of Illinois for unfair competition under the Lanham Act and Illinois common law. The suit alleges that the Company's trademark is confusingly similar with Imagetec's federally registered trademarks and creates a likelihood of confusion with Imagetec's marks. The suit seeks injunctive relief and monetary damages in an unspecified amount, including treble damages for alleged willful and deliberate conduct. We believe that plaintiff's complaint is without merit and we intend to defend the lawsuit vigorously.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

SUPPLEMENTAL ITEM:         EXECUTIVE OFFICERS OF THE REGISTRANT

     Information concerning the executive officers of Imagistics is set forth below:

NAME                                                      AGE  POSITION
----                                                      ---  --------
Marc C. Breslawsky......................................  60   Chairman and Chief Executive Officer; Director
Christine B. Allen......................................  53   Chief Human Resources Officer
John C. Chillock........................................  46   Vice President, Customer Service Operations
George E. Clark.........................................  56   Vice President and General Manager, Business Product Centers
Chris C. Dewart.........................................  48   Vice President, Commercial Sales
Mark S. Flynn...........................................  48   Vice President, General Counsel and Secretary
Nathaniel M. Gifford....................................  50   Vice President, Product Development and Marketing
Joseph W. Higgins.......................................  51   Vice President, National Sales
Doris J. Owens..........................................  50   Vice President, Worldwide Administration
Joseph D. Skrzypczak....................................  47   Chief Financial Officer

     Marc C. Breslawsky. Mr. Breslawsky has served as Chairman and Chief Executive Officer of Imagistics since February 2001. In connection with the spin-off, Mr. Breslawsky was elected to our board of directors as Chairman. From 1996 to 2001, Mr. Breslawsky was President and Chief Operating Officer of Pitney Bowes. From 1994 to 1996, Mr. Breslawsky was Vice Chairman of Pitney Bowes. Mr. Breslawsky is a director of C. R. Bard, Inc., The Pittston Company, Cytyc Corporation, and UIL Holdings Corporation.

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

     George E. Clark .In October 2000, Mr. Clark assumed the role of Vice President and General Manager, Business Product Centers. Prior to the spin-off, Mr. Clark was employed by Pitney Bowes for over 25 years in varying capacities pertaining to the sales and marketing of imaging equipment at Pitney Bowes. Mr. Clark served as Vice President of Copier Systems for the Northeast Region from 1988 to 1990, Vice President of Marketing for Copier Systems from 1990 to 1997 and Vice President of Business Products Centers East Region from 1997 to 2000. Prior to joining Pitney Bowes, Mr. Clark was employed by Regenesys, Inc., a financial reorganization firm in Boston, Massachusetts.

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

     Nathaniel M. Gifford. Mr. Gifford is currently our Vice President, Product Development and Marketing. Prior to the spin-off he was employed in the Pitney Bowes office products business for over 20 years in varying capacities pertaining to product management, planning and marketing. Prior to joining Pitney Bowes, Mr. Gifford worked at Travelers Insurance Company and Cititrust Bank in the area of securities analysis and investments.

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

     Doris J. Owens. In January 2003, Ms. Owens was appointed to the role of Vice President, Worldwide Administration. Prior to this appointment, Ms. Owens held the title of Vice President of Administration. Prior to the spin-off, Ms. Owens was employed by Pitney Bowes for over 25 years in varying capacities pertaining to administrative operations.

     Joseph D. Skrzypczak. Mr. Skrzypczak has served as our Chief Financial Officer since February 2001. Prior to assuming this position, Mr. Skrzypczak was the Chief Operating Officer and acting Chief Financial Officer at Dictaphone Corporation from October 1998 until December 2000. Prior to being elected Chief Operating Officer, Mr. Skrzypczak served as Senior Vice President and Chief Financial Officer from October 1997 to October 1998 and served as Vice President and Chief Financial Officer from May 1994 to October 1997 at Dictaphone. After being acquired by Lernout & Hauspie in May 2000, Dictaphone declared bankruptcy in November 2000, as part of Lernout & Hauspie's overall bankruptcy filing. Mr. Skrzypczak initially joined Pitney Bowes in 1981 and held various management positions until May 1994. Prior to working for Dictaphone Corporation, Mr. Skrzypczak served as Vice President of Finance for Pitney Bowes' office systems division, and was directly responsible for all financial and administrative activities. Prior to initially joining Pitney Bowes in 1981, Mr. Skrzypczak worked for Price Waterhouse. He is a certified public accountant.

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     We anticipate that future earnings will be used principally to support operations and finance the growth of our business. Thus, we do not intend to pay cash dividends on our common stock in the foreseeable future. We have entered into a senior secured credit facility providing for both term and revolving credit borrowings, which allows us to borrow funds for general corporate purposes, including the repayment of other debt, working capital and acquisitions. The credit facility contains affirmative and negative covenants that, among other things, require us to satisfy certain financial tests and maintain certain financial ratios. The credit facility also limits our ability to declare and pay dividends on our shares. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources." If our lenders permit us to declare dividends, the dividend amounts, if any, will be determined by our board. Our board will consider a number of factors, including our financial condition, capital requirements, funds generated from operations, future business prospects, applicable contractual restrictions and any other factors our board may deem relevant.

     Imagistics common stock (trading symbol "IGI") is listed for trading on the New York Stock Exchange. Information on the high and low sales prices for the Imagistics common stock is included in Note 17 of the "Notes to Consolidated Financial Statements" included elsewhere herein. At March 14, 2003 there were approximately 17.4 million shares outstanding and 17,688 stockholders of record. Except for the special cash dividend paid to Pitney Bowes in connection with the spin-off, Imagistics has not declared or paid any cash dividends on its common stock.

     During the year ended December 31, 2002, we repurchased 1,936,760 shares of Imagistics common stock at a weighted average purchase price of $18.87 per share.

     Securities Authorized for Issuance Under Equity Compensation Plans

     The following table provides information regarding our equity compensation plans as of December 31, 2002:

                                            Number of securities                                      Number of securities
                                             to be issued upon          Weighted-average         remaining available for future
                                                exercise of             exercise price of             issuance under equity
            Plan Category                   outstanding options        outstanding options             compensation plans
--------------------------------------    ------------------------   ------------------------   ----------------------------------
Equity compensation plans
   approved by security holders                         1,235,368      $               10.67                            2,027,000

Equity compensation plans
   not approved by security holders                           -                            -                                  -
                                          ------------------------   ------------------------   ----------------------------------
Total                                                   1,235,368      $               10.67                            2,027,000
                                          ========================   ========================   ==================================

ITEM 6.  SELECTED FINANCIAL DATA

     The following table presents our selected financial data. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and notes thereto included elsewhere herein.


                                                                         YEAR ENDED DECEMBER 31,
                                                    ----------------------------------------------------------------
                                                         2002         2001        2000         1999        1998
                                                         ----         ----        ----         ----        ----
CONSOLIDATED STATEMENT OF OPERATIONS DATA
Sales                                                 $ 316,328    $ 310,258   $ 326,046    $ 322,947   $ 299,440
Rentals                                                 229,677      233,180     227,790      211,353     199,525
Support services                                         83,925       82,638      88,922       92,177      90,736
                                                      ---------    ---------   ---------    ---------   ---------
     Total revenue                                      629,930      626,076     642,758      626,477     589,701
                                                      ---------    ---------   ---------    ---------   ---------

Cost of sales (1)                                       198,437      197,300     184,265      154,529     142,431
Cost of rentals                                          84,114       92,191      88,506       74,245      68,819
Selling, service and administrative                     311,924      305,799     252,799      232,627     213,712
                                                      ---------    ---------   ---------    ---------   ---------
     Operating income                                    35,455       30,786     117,188      165,076     164,739
Interest expense                                          8,106        9,825      11,281        8,646       5,780
                                                      ---------    ---------   ---------    ---------   ---------
Income before income taxes                               27,349       20,961     105,907      156,430     158,959
Provision for income taxes                               10,906        8,402      41,903       62,728      63,783
                                                      ---------    ---------   ---------    ---------   ---------
     Net income                                       $  16,443    $  12,559   $  64,004    $  93,702   $  95,176
                                                      =========    =========   =========    =========   =========
Basic earnings per share (2)                          $    0.88    $    0.65   $    3.29    $    4.81   $    4.89
Diluted earnings per share (2)                        $    0.86    $    0.65   $    3.29    $    4.81   $    4.89

CONSOLIDATED BALANCE SHEET DATA
Total current assets                                  $ 273,285    $ 292,706   $ 306,168    $ 286,811   $ 257,269
Total assets                                          $ 464,906    $ 497,676   $ 503,100    $ 467,424   $ 407,811
Total current liabilities, including amounts due to
  Pitney Bowes                                        $ 105,582    $  85,146   $ 181,787    $ 155,099   $ 138,966
Total long-term liabilities                           $  95,077    $ 127,091   $  11,285    $  13,353   $  13,716
Stockholders' equity                                  $ 264,247    $ 285,439   $ 310,028    $ 298,974   $ 255,075

OTHER DATA
Net cash provided by operating activities             $ 158,451    $ 147,813   $ 137,789    $ 112,461   $ 108,886
Depreciation and amortization                         $  81,593    $  82,725   $  73,755    $  67,219   $  58,364
Capital expenditures                                  $  66,599    $  84,347   $  83,615    $  91,705   $  73,906

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

     (2) The basic and diluted earnings per share amounts for the years ended December 31, 2000, 1999 and 1998 are for comparative purposes only as common shares were not issued until December 2001. Outstanding shares for 2000, 1999 and 1998 are based on actual shares issued plus assumed conversions, at spin-off. See Note 7 in "Notes to Consolidated Financial Statements" for further explanation.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Imagistics International Inc. ("Imagistics" or the "Company") is a large direct sales, service and marketing organization offering document imaging solutions, including copiers, facsimile machines and multifunctional products, sometimes referred to as MFPs, primarily to large corporate customers known as national accounts, government entities and mid-size and regional businesses known as commercial accounts. In addition, we offer a range of document imaging options including digital, analog, color and/or networked products and systems.

     Our strategic vision is to become the leading independent direct provider of enterprise office imaging and document solutions by providing world-class products and services with unparalleled customer support and satisfaction with a focus on multiple location customers, thus building value for our shareholders. Our strategic initiatives include:

     o   Executing our unique business model,
     o   Leveraging product and marketplace strengths to drive market share,
     o   Leveraging strengths in customer support to drive customer loyalty,
     o   Achieving operational excellence and benchmark productivity and
     o   Pursuing opportunistic expansion and investments.

IMAGISTICS SPIN-OFF FROM PITNEY BOWES

     On December 11, 2000, the board of directors of Pitney Bowes Inc. ("Pitney Bowes") approved the spin-off of the U.S. and U.K. operations of its office systems business to its common stockholders as an independent, publicly traded company. On December 3, 2001, Imagistics was spun-off from Pitney Bowes pursuant to a contribution by Pitney Bowes of substantially all of Pitney Bowes' office systems businesses to us and a distribution of our common stock to common stockholders of Pitney Bowes based on a distribution ratio of 1 share of our common stock for every 12.5 shares of Pitney Bowes common stock held at the close of business on November 19, 2001 (the "Distribution" or "Spin-off").

     Pitney Bowes no longer has a financial investment in our business. We entered into a transition services agreement with Pitney Bowes providing for certain essential services to us for a limited period following the Distribution. These services were provided at cost and included information technology, computing, telecommunications, accounting, field service of equipment and dispatch call center services. For 2002 and for the period from December 3, 2001 through December 31, 2001, we paid Pitney Bowes $20.4 million and $3.5 million, respectively, in connection with these services under the transition services agreement. We and Pitney Bowes have agreed to an extension until June 30, 2003 or, upon our request, December 31, 2003, of the transition services agreement as it relates to information technology and related services due to unanticipated delays in our implementation of Phase II of the enterprise resource planning ("ERP") system. Services provided under this extension are at negotiated market rates.

     We also entered into certain other agreements covering intellectual property, commercial relationships, leases and licensing arrangements and tax separation matters. The pricing terms of the products and services covered by the other commercial agreements reflect negotiated prices.

     The consolidated financial statements for the periods prior to the Distribution include allocations of certain Pitney Bowes corporate expenses. Corporate expense allocations were charged based generally on the ratio of our costs and expenses to Pitney Bowes' costs and expenses. Pitney Bowes' allocated expenses primarily included administrative expenses such as accounting services, real estate costs, customer service support in remote geographic areas and information technology and amounted to $25 million for the period from January 1, 2001 through the Distribution and $26 million for 2000. We believe the costs of these services charged to us were a reasonable representation of the services provided or benefits received by us. In addition, interest expense was charged to us from Pitney Bowes based upon the proportion of our net assets to Pitney Bowes' net assets. We believe that this is a reasonable method of allocation.

     As part of Pitney Bowes, we also benefited from various economies of scale, including shared global administrative functions and shared facilities. Our costs and expenses have and may continue to increase as a result of the loss of these economies of scale and we may incur greater expenses associated with our status as a stand-alone public company.

BASIS OF FINANCIAL STATEMENT PRESENTATION

     The consolidated financial statements include certain historical assets, liabilities and related operations of the United States and United Kingdom office systems businesses, which were contributed to us from Pitney Bowes prior to the Distribution. The consolidated financial statements as of and for the year ended December 31, 2002 depict our results as a stand-alone company. The consolidated financial statements for periods prior to the Distribution were derived from the financial statements and accounting records of Pitney Bowes using the historical results of operations and historical basis of assets and liabilities of the United States and United Kingdom office systems businesses. Prior to the formation of Imagistics, the office systems business was operated as a division of Pitney Bowes, and, as such, Pitney Bowes' investment in Imagistics is shown in lieu of stockholders' equity in the consolidated financial statements for 2000. We began accumulating retained earnings on the date of the Distribution. We believe the assumptions underlying the consolidated financial statements for the years ended December 31, 2001 and 2000 are reasonable. However, the consolidated financial statements included herein may not necessarily reflect our financial position, results of operations and cash flows in the future or what our financial position, results of operations and cash flows as of and for the years ended December 31, 2001 and 2000 would have been for periods prior to the Distribution had we operated as a stand-alone entity during those periods.

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT ESTIMATES

     The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates include assessing the allocation of costs from Pitney Bowes, the collectibility of accounts receivable, the use and recoverability of inventory, the useful lives of tangible assets, the realization of deferred taxes and an evaluation of the potential impairment, if any, of goodwill, among others. The markets for our products are characterized by intense competition, rapid technological development and pricing pressures, all of which could affect the future realizability of our assets. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary. Actual results could differ from these estimates. We have identified certain accounting policies that are critical to the understanding of our results of operations due to the judgment management must make in their application. These significant accounting policies are outlined below.

Revenue recognition

     Revenue on equipment and supplies sales is recognized when contractual obligations have been satisfied, title and risk of loss have been transferred to the customer and collection of the resulting receivable is reasonably assured. For copier equipment, the satisfaction of contractual obligations and the passing of title and risk of loss to the customer occur upon the installation of the copier equipment at the customer location. For facsimile equipment and facsimile supplies, the satisfaction of contractual obligations and the passing of title and risk of loss to the customer occur upon the delivery of the facsimile equipment and the facsimile supplies to the customer location. We record a provision for estimated sales returns and other allowances based upon historical experience.

     Rental contracts, which often include supplies, are generally for an initial term of three years with automatic renewals unless we receive prior notice of cancellation. Under the terms of rental contracts, we bill our customers either a flat periodic charge or a usage-based fee. Revenues related to these contracts are recognized each month as earned, either using the straight-line method or based upon usage, as applicable.

     Support services contracts, which often include supplies, are generally for an initial term of one year with automatic renewals unless we receive prior notice of cancellation. Under the terms of support services contracts, we bill our customers either a flat periodic charge or a usage-based fee. Revenues related to these contracts are recognized each month as earned, either using the straight-line method or based upon usage, as applicable.

     Certain rental and support services contracts provide for invoicing in advance, generally quarterly. Revenue on contracts billed in advance is deferred and recognized as earned revenue over the billed period. Certain rental and support services contracts provide for invoicing in arrears, generally quarterly. Revenue on contracts billed in arrears is accrued and recognized in the period in which it is earned.

     We enter into arrangements that include multiple deliverables, which typically consist of the sale of equipment with a support services contract. We account for each element within an arrangement with multiple deliverables as separate units of accounting. Revenue is allocated to each unit of accounting based on the residual method, which requires the allocation of the revenue based on the fair value of the undelivered items. Fair value of support services is primarily determined by reference to renewal pricing.

Accounts Receivable

     Accounts receivable are stated at net realizable value by recording allowances for those accounts receivable amounts that we believe are uncollectible. Our estimate of losses is based on prior collection experience including evaluating the credit worthiness of each of our customers, analyzing historical bad debt write-offs and reviewing the aging of the receivables. Our allowance for doubtful accounts includes amounts for specific accounts that we believe are uncollectible, as well as amounts that have been computed by applying certain percentages based on historic loss trends, to certain accounts receivable aging categories.

Inventories

     Inventories are valued at the lower of cost or market. Provisions, when required, are made to reduce excess and obsolete inventories to their estimated net realizable values. Inventory provisions are calculated using management's best estimates of inventory value based on the age of the inventory, quantities on hand compared with historical and projected usage and current and anticipated demands.

Depreciation of rental equipment

     Rental equipment is comprised of equipment on rent to customers and is depreciated on the straight-line method over the estimated useful life of the equipment. Copier equipment is depreciated over three years and facsimile equipment is depreciated over five years.

Capitalized computer software costs

     We capitalize certain costs of internally developed software. Internal capitalized costs include purchased materials and services and payroll and payroll related costs. Costs for general and administrative, overhead, maintenance and training, as well as the cost of software that does not add functionality to the existing system, are expensed as incurred. The cost of internally developed software is amortized on a straight-line basis over appropriate periods, principally three to seven years. The unamortized balance of internally developed software is included in fixed assets in the consolidated balance sheets.

Goodwill

     We evaluate goodwill in accordance with Statement of Financial Accounting Standards ("SFAS") No. 142. SFAS No. 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under a nonamortization approach, goodwill and certain intangibles are not amortized into results of operations, but instead would be reviewed periodically for impairment with any resulting impairment charged to results of operations only in the periods in which the recorded value of goodwill and intangibles is more than their fair value. SFAS No.142 prescribes a two-step method for determining goodwill impairment. In the first step, the fair value of the reporting unit is compared to the carrying amount. If the carrying amount is greater than the fair value, the second step of the impairment test is required and the implied fair value of the reporting unit's goodwill is determined by allocating the reporting unit's fair value to all of the assets and liabilities in the same manner performed in a purchase price allocation. The fair value of the goodwill is then compared to its carrying amount to determine if there is goodwill impairment. We completed our review of goodwill in accordance with SFAS No. 142 effective October 1, 2002 and have determined that our recorded goodwill is not impaired.

Deferred taxes on income

     Income taxes are accounted for under the asset and liability method, which requires the recognition of deferred tax assets and liabilities based on the estimated future tax consequences of differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the periods the temporary differences are expected to be settled. A valuation allowance is established, as needed, to reduce net deferred tax assets to realizable value. A valuation allowance has not been established for our deferred tax assets as we believe it is more likely than not, they will be realized.

Financial instruments

     We use interest rate swap agreements to manage and reduce risk related to interest payments on our debt instruments. We recognize all derivative financial instruments as assets and liabilities and measure them at fair value. All derivative financial instruments are designated and qualify as cash flow hedges and, accordingly, the effective portions of changes in fair value of the derivative are recorded in other comprehensive income and are recognized in the income statement when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized currently in earnings.

OVERVIEW OF 2002 FINANCIAL RESULTS

     Total revenue for 2002 increased 1% to $630 million from 2001 revenue of $626 million. Net income in 2002 was $16 million, or $0.86 per diluted common share, compared with net income of $13 million, or $0.65 per diluted common share in 2001.

REVENUES

     The following table shows our revenue sources by product line for the periods indicated.

Dollars in millions                              YEAR ENDED DECEMBER 31,
                                             2002           2001          2000
                                           -------        -------        ------
Copier product line                         $ 375          $ 357         $ 362
Facsimile product line                        255            269           281
                                           -------        -------       -------
   Total revenue                            $ 630          $ 626         $ 643
                                           =======        =======       =======


     Sales to Pitney Bowes Canada included above amounted to $28 million, $6 million and $3 million for the years ended December 31, 2002, 2001 and 2000, respectively.

     The following table shows our revenue by geographic segment for the periods indicated.

Dollars in millions                              YEAR ENDED DECEMBER 31,
                                             2002           2001          2000
                                           -------        -------       -------
United States                               $ 608          $ 606         $ 621
United Kingdom                                 22             20            22
                                           -------        -------       -------
   Total revenue                            $ 630          $ 626         $ 643
                                           =======        =======       =======


     The following table shows the growth rates by revenue type and product line for the periods indicated.

                                                 YEAR ENDED DECEMBER 31,
                                             2002           2001          2000
                                           -------        -------       -------
Sales
       Copier products                       4%            (3%)            2%
       Facsimile products                    1%            (8%)           (1%)
Total sales                                  2%            (5%)            1%

Rentals
       Copier products                       9%             9%            20%
       Facsimile products                   (8%)           (1%)            3%
Total rentals                               (2%)            2%             8%

Support services                             2%            (7%)           (4%)

Total revenue                                1%            (3%)            3%


     We consider revenue from equipment rentals, supplies sales and support services to be recurring. In the years ended December 31, 2002, 2001 and 2000, equipment rental revenue totaled $230 million, $233 million and $228 million, supplies sales totaled $156 million, $155 million and $165 million and support services revenue totaled $84 million, $83 million and $89 million, respectively. We consider these types of revenue to be recurring because they typically are derived from equipment rentals subject to multi-year contracts and from supplies sales and support services, which are a natural consequence of the use of our installed base of equipment. Although the initial term of our rental contracts are generally three years, they typically provide a continuing stream of revenue resulting from automatic renewal options or new rental contracts for replacement equipment. Historically, our recurring revenue has consistently been approximately 75% of total revenue. However, we cannot provide any assurance that our recurring revenue will continue at these rates. We believe this information is useful because it indicates our ability to generate a consistent revenue base.

RESULTS OF OPERATIONS

     The following table shows our statement of operations data, expressed as a percentage of total revenue, for the periods indicated. The table also shows cost of sales as a percentage of sales revenue, cost of rentals as a percentage of rental revenue and the effective income tax rate.

                                                                          AS A % OF TOTAL REVENUE,
                                                                             EXCEPT AS NOTED
                                                                          YEAR ENDED DECEMBER 31,
                                                                  2002              2001              2000
                                                                 ------            ------            ------
Equipment sales                                                    25%               25%               25%
Supplies sales                                                     25%               25%               26%
                                                                 ------            ------            ------
      Total sales                                                  50%               50%               51%
Equipment Rentals                                                  37%               37%               35%
Support services                                                   13%               13%               14%
                                                                 ------            ------            ------
      Total revenue                                                100%              100%             100%

Cost of sales                                                      32%               31%               29%
Cost of rentals                                                    13%               15%               14%
Selling, service and administrative                                50%               49%               39%
                                                                 ------            ------            ------
      Operating income                                              5%                5%               18%

Interest expense                                                    1%                2%                2%
                                                                 ------            ------            ------
      Income before income taxes                                    4%                3%               16%
Provision for income taxes                                          2%                1%                6%
                                                                 ------            ------            ------
      Net income                                                    2%                2%               10%
                                                                 ======            ======            ======
Cost of sales as a percentage of sales revenue                    62.7%             63.6%             56.5%
                                                                 ======            ======            ======
Cost of rentals as a percentage of rental revenue                 36.6%             39.5%             38.9%
                                                                 ======            ======            ======
Effective tax rate                                                39.9%             40.1%             39.6%
                                                                 ======            ======            ======

YEARS ENDED DECEMBER 31, 2002 AND DECEMBER 31, 2001

     Revenue. In 2002, total revenue of $630 million increased 1% over the prior year total revenue of $626 million, reflecting higher sales and support services revenue, partially offset by lower rental revenue. Revenue attributable to sales to Pitney Bowes Canada pursuant to the reseller agreement that became effective upon the Distribution amounted to $28 million. Prior to the Distribution, sales to Pitney Bowes Canada were primarily accounted for as intercompany sales at cost. Excluding the impact of sales to Pitney Bowes Canada, revenue declined 3% versus 2001. We believe the revenue comparison excluding sales to Pitney Bowes Canada eliminates any changes in revenue resulting from the different accounting treatment of sales to Pitney Bowes Canada in 2002 and reflects a more meaningful comparison of our revenue performance.

     Equipment and supplies sales revenue of $316 million increased 2% in 2002 from $310 million in 2001. Excluding the impact of sales to Pitney Bowes Canada, sales revenue declined 5% compared with the prior year. Copier sales revenue declined 3% resulting from the continued implementation of our strategy to shift the marketing focus of our copier product line from sales to rentals. Facsimile sales revenue declined 10% due to lower equipment and supply sales resulting from lower facsimile equipment usage in the U.S. marketplace.

     Equipment rental revenue of $230 million decreased 2% in 2002 from $233 million in 2001, reflecting a decline in facsimile rental revenue partially offset by an increase in copier rental revenue resulting from a continuing copier marketing focus on national accounts, which prefer a rental placement strategy. Rental revenue derived from our copier product line increased 9% reflecting growth in the overall installed rental population as well as the impact of increased placements of our high-end copiers and MFPs. Rental revenue from our facsimile product line decreased 8% versus the prior year resulting from lower pricing and a lower installed base.

     Support services revenue, primarily derived from stand-alone service contracts, increased 2% to $84 million in 2002 from $83 million in 2001, reflecting the combination of higher contract pricing associated with the increased placement of high-end digital products in the United States and increased facsimile placements in the United Kingdom.

     Cost of sales. Cost of sales was $198 million in 2002 compared with $197 million in 2001 and as a percentage of sales revenue declined to 62.7% in 2002 from 63.6% in 2001. This decline resulted from lower product costs and lower provision for obsolete inventory, partially offset by the impact of equipment sales to Pitney Bowes Canada under the reseller agreement and an increase in the mix of copier equipment and MFPs, which have a higher cost of sales percentage than facsimile sales. The provision to write our inventory down to net realizable value declined $6 million to $15 million in 2002 from $21 million in 2001.

     Cost of rentals. Cost of rentals was $84 million in 2002 compared with $92 million in 2001 and as a percentage of rental revenue declined to 36.6% in 2002 from 39.5% in 2001. This decline resulted from the impact of our disciplined focus on improving profit margins coupled with product cost improvements, partially offset by an increase in the mix of copier and multifunctional product rentals which have a higher cost as a percentage of rental revenue than facsimile machines.

     Selling, service and administrative expenses. Selling, service and administrative expenses of $312 million were 50% of total revenue in 2002 compared with $306 million or 49% of total revenue in 2001. Selling, service and administrative expenses increased 2% over the prior year resulting from increased finance and administration costs associated with becoming an independent public company ($14 million) and advertising expenditures associated with our brand awareness campaign ($9 million), partially offset by the impact of fewer employees ($10 million) and lower bad debt write-offs ($7 million).

     Purchasing and receiving costs, inspection costs, warehousing costs and other distribution costs are included in selling, service and administrative costs because no meaningful allocation of these expenses to cost of sales or cost of rentals is practicable. These costs amounted to $16.3 million and $15.9 million for the years ended December 31, 2002 and 2001, respectively.

     Included in selling, service and administrative expenses in 2001 are allocated amounts from Pitney Bowes, reflecting our share of overhead costs related to shared selling, service and administrative expenses. Field sales and service operating expenses are included in selling, service and administrative expenses because no meaningful allocation of these expenses to cost of sales, cost of rentals or cost of support services is practicable.

     Interest expense. Interest expense decreased to $8 million in 2002 from $10 million in 2001, primarily as a result of lower debt levels. Interest expense for 2002 included a loss of $0.4 million resulting from the prepayment of $8 million of the Term Loan and associated unwinding of a portion of one of the interest rate swap agreements. Prior to the Distribution, we participated in Pitney Bowes' centralized cash management program, which was used to finance our operations. Interest expense for the first nine months of 2001 represented an allocation from Pitney Bowes based upon the proportion of our net assets to Pitney Bowes' net assets. The Pitney Bowes' weighted average borrowing rate was approximately 6.7% in the first nine months of 2001. Interest expense for the last three months of 2001, when we no longer participated in the Pitney Bowes centralized cash management program, was $1.3 million. The weighted average interest rate was 7.1% for 2002 and 6.3% for the last three months of 2001.

     Effective tax rate. Our effective tax rate was 39.9% in 2002 compared with 40.1% in 2001. Prior to the Distribution, our income was included in the Pitney Bowes consolidated income tax returns and our tax expense was calculated as if Imagistics and Pitney Bowes filed separate income tax returns. Our future effective tax rate will depend on our structure and tax strategies as a separate, independent entity as well as any future jurisdictional rate changes and could vary from our historical effective tax rates.


YEARS ENDED DECEMBER 31, 2001 AND DECEMBER 31, 2000

     Revenue. In 2001, total revenue of $626 million declined 3% versus the prior year total revenue of $643 million, reflecting lower sales and support service revenue, partially offset by increased rental revenue.

     Equipment and supplies sales revenue of $310 million declined 5% in 2001 from $326 million in 2000 due to lower copier and facsimile equipment sales and lower supply sales. The decline in copier equipment sales reflects the shift in our copier marketing focus toward national accounts, which emphasizes equipment rentals as opposed to equipment sales. The decline in facsimile equipment sales reflects both volume and price declines. Lower supply sales reflects declining facsimile usage caused by the use of other new technologies, such as e-mail, as well as lower prices associated with our environmentally friendly ECO toner cartridges.

     Equipment rental revenue of $233 million increased 2% in 2001 from $228 million in 2000, reflecting the shift in our copier marketing focus to national accounts, which require a rental placement strategy similar to that of our facsimile product placement strategy. We continued to implement this strategic shift in our copier systems product line by increasing the focus on renting our copiers, responding to a need for financing flexibility in the major account marketplace. During 2001, rental revenue derived from our copier product line increased 9% reflecting growth in the overall installed rental population as well as the impact of increased placements of our high-end digital products. Rental revenue from our facsimile product line declined 1% versus the prior year.

     Support services revenue of $83 million, primarily derived from stand-alone service contracts, decreased 7% in 2001 from $89 million in 2000, reflecting the strategic decision to focus on renting, which includes service, rather than on selling our copier and MFPs with associated service contracts.

     Cost of sales. Cost of sales was $197 million in 2001 compared with $184 million in 2000 and as a percentage of sales revenue increased to 63.6% in 2001 from 56.5% in 2000. This increase resulted from $21 million of inventory provisions to write down to market the carrying value of (a) our analog copier and related parts inventory in response to the continuing market shift from analog to digital copiers, (b) our service parts inventory to reflect quantities on hand in excess of projected usage and (c) our sales demonstration equipment which devalues with age. The increase was partially offset by a decrease in our product costs from suppliers located in Japan, reflecting the weakening of the yen against the dollar in 2001.

     Cost of rentals. Cost of rentals was $92 million in 2001 compared with $89 million in 2000 and as a percentage of rental revenue increased to 39.5% in 2001 from 38.9% in 2000, reflecting the impact of lower industry-wide pricing on new rental additions and contract renewals.

     Selling, service and administrative expenses. Selling, service and administrative expenses of $306 million were 49% of total revenue in 2001 compared with $253 million or 39% of total revenue in 2000. Selling, service and administrative expenses increased 21% over the prior year. The increase reflects higher costs associated with the geographic expansion of sales and service capabilities ($12 million), higher finance and administrative costs associated with becoming an independent public company ($10 million), higher operating costs associated with our investment in our ERP project ($4 million), higher warehousing and distribution costs ($3 million) and higher employee benefit costs ($1 million). We also recorded higher severance costs of $3 million associated with reducing our staffing overhead and administrative costs and increased our allowance for doubtful accounts receivable in response to the weaker economic environment and a higher delinquency rate resulting in incremental accounts receivable write-offs of $8 million.

     Purchasing and receiving costs, inspection costs, warehousing costs and other distribution costs are included in selling, service and administration costs because no meaningful allocation of these expenses to cost of sales or cost of rentals is practicable. These costs amounted to $15.9 million and $14.9 million for the years ended December 31, 2001 and 2000, respectively.

     Included in selling, service and administrative expenses are allocated amounts from Pitney Bowes, reflecting our share of overhead costs related to shared selling, service and administrative expenses. Operating expenses of field sales and service offices are included in selling, service and administrative expenses because no meaningful allocation of these expenses to cost of sales, cost of rentals or cost of support services is practicable.

     Interest expense. Interest expense was $10 million and $11 million, respectively, in 2001 and 2000. Prior to the Distribution, we participated in Pitney Bowes' centralized cash management program, which was used to finance our operations. Interest expense for 2000 and the first nine months of 2001 represents an allocation from Pitney Bowes based upon the proportion of our net assets to Pitney Bowes' net assets. The Pitney Bowes' weighted average borrowing rate was approximately 6.9% in 2000 and 6.7% in the first nine months of 2001, respectively. Interest expense for the last three months of 2001, when we no longer participated in the Pitney Bowes centralized cash management program, was $1.3 million and the weighted average interest rate was 6.3%.

     Effective tax rate. Our effective tax rate was 40.1% in 2001 and 39.6% in 2000. Prior to the Distribution, our income was included in the Pitney Bowes consolidated income tax returns and our tax expense was calculated as if Imagistics and Pitney Bowes filed separate income tax returns. Our future effective tax rate will depend on our structure and tax strategies as a separate, independent entity as well as any future jurisdictional rate changes and could vary from our historical effective tax rates.

EXPANSION OF SALES AND SERVICE CAPABILITIES

     During 2001 and 2000, we acquired certain assets and assumed certain liabilities of ten independent dealers for sales and service capabilities in remote geographic areas. These acquisitions, individually or in the aggregate, were not significant to our financial position or results of operations. These acquisitions were accounted for using the purchase method of accounting. The purchase price, including direct costs of the acquisitions, was allocated to acquired assets and assumed liabilities. The excess of the purchase price over the net tangible assets acquired was recorded as goodwill. The operating results of these acquisitions are included in our financial statements from the date of the respective acquisition.

LIQUIDITY AND CAPITAL RESOURCES

     On November 9, 2001 we entered into a Credit Agreement with a group of lenders (the "Credit Agreement") that provided for secured borrowings or the issuance of letters of credit in an aggregate amount not to exceed $225 million, comprised of a $125 million Revolving Credit Facility (the "Revolving Credit Facility") and a $100 million Term Loan (the "Term Loan"). The term of the Revolving Credit Facility is five years and the term of the Term Loan is six years. Our Credit Agreement has a rating of Ba3 from Moody's Investor Services and a BB+ rating from Standard & Poor's.

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

     The Credit Agreement contains financial covenants that require the maintenance of minimum earnings before interest, taxes, depreciation and amortization ("EBITDA") and a maximum leverage ratio (total debt to EBITDA), as well as other covenants, which, among other things, place limits on dividend payments and capital expenditures. The Credit Agreement allowed us to originally repurchase up to $20 million of our stock and to make acquisitions up to an aggregate consideration of $30 million. At December 31, 2002 and 2001, we were in compliance with all of the financial covenants.

     Originally, amounts borrowed under the Revolving Credit Facility bore interest at variable rates based, at our option, on either the LIBOR rate plus a margin of from 2.25% to 3.00%, depending on our leverage ratio, or the Fleet Bank base lending rate plus a margin of from 1.25% to 2.00%, depending on our leverage ratio. Amounts borrowed under the Term Loan bore interest at variable rates based, at our option, on either the LIBOR rate plus a margin of 3.50% or 3.75%, depending on our leverage ratio, or the Fleet Bank base lending rate plus a margin of 2.50% to 2.75%, depending on our leverage ratio. A commitment fee of from 0.375% to 0.500% on the average daily unused portion of the Revolving Credit Facility is payable quarterly, in arrears, depending on our leverage ratio.

     On March 19, 2002, the Credit Agreement was amended to increase the total amount of our stock permitted to be repurchased from $20 million to $30 million. On July 19, 2002, the Credit Agreement was further amended to increase the total amount of our stock permitted to be repurchased from $30 million to $58 million and to reduce the Term Loan interest rates to LIBOR plus a margin of from 2.75% to 3.75%, depending on our leverage ratio, or to the Fleet Bank base lending rate plus a margin of from 1.75% to 2.75%, depending on our leverage ratio.

     On March 5, 2003, the Credit Agreement was further amended to increase the total amount of stock permitted to be repurchased from $58 million to $78 million, to reduce the minimum EBITDA covenant to $100 million for the remainder of the term of the Credit Agreement and to revise the limitation on capital expenditures.

     The Credit Agreement requires us to manage our interest rate risk with respect to at least 50% of the aggregate principal amount of the Term Loan for a period of at least 36 months. Accordingly, we entered into two interest rate swap agreements in the notional amounts of $50 million and $30 million expiring in February 2005 to convert the variable interest rate payable on the Term Loan to a fixed interest rate in order to hedge the exposure to variability in expected future cash flows. These interest rate swap agreements have been designated as cash flow hedges. The counterparties to the interest rate swap agreements are major international financial institutions. We monitor the credit quality of these financial institutions and do not anticipate any losses as a result of counterparty nonperformance. Under the terms of the swap agreements, we will receive payments based upon the 90-day LIBOR rate and remit payments based upon a fixed rate. The fixed interest rates are 4.17% and 4.32% for the $50 million and the $30 million swap agreements, respectively.

     Our initial borrowings of $150 million under the Credit Agreement, consisting of $100 million under the Term Loan and $50 million under the Revolving Credit Facility, were used to repay amounts due to Pitney Bowes and to pay a dividend to Pitney Bowes. At December 31, 2001, Pitney Bowes Credit Corporation ("PBCC") provided substantially all of our Term Loan. During 2002, PBCC disposed of its commitments under the Credit Agreement and is no longer a participant in the Credit Agreement.

     During the third quarter of 2002, we revised our cash flow estimates and prepaid $8 million of the amount outstanding under the Term Loan. This prepayment was covered by a portion of the $30 million interest rate swap agreement that had been designated as a cash flow hedge. Since it is no longer probable that the hedged forecasted transactions related to the $8 million Term Loan prepayment will occur, we recognized a loss related to that portion of the swap agreement underlying the amount of the prepayment by reclassifying $0.4 million from accumulated other comprehensive loss into interest expense. We also unwound $8 million of the $30 million interest rate swap agreement.

     At December 31, 2002, two interest rate swap agreements in the notional amounts of $50 million and $22 million were outstanding, the aggregate fair value of which was an obligation of $3.7 million. This obligation is reported in other liabilities in the consolidated balance sheet and the unrealized loss relating to the outstanding swap agreements was included in other comprehensive loss in stockholders' equity. The interest rate swap agreements were 100% effective in 2002.

     At December 31, 2002, $74 million of borrowings were outstanding under the Credit Agreement, consisting solely of borrowings under the Term Loan and the borrowing base amounted to approximately $125 million. The Term Loan is payable in 16 consecutive equal quarterly installments of $0.2 million due March 31, 2003 through December 31, 2006, three consecutive equal quarterly installments of $17.8 million due March 31, 2007 through September 30, 2007 and a final payment of $17.8 million due at maturity. At December 31, 2001, $117 million of borrowings were outstanding under the Credit Agreement, consisting of $17 million of borrowings under the Revolving Credit Facility and $100 million of borrowings under the Term Loan, and the borrowing base amounted to approximately $126 million. As of February 28, 2003, $74 million of borrowings were outstanding under the Credit Agreement, consisting solely of $74 million of borrowings under the Term Loan and the borrowing base amounted to approximately $124 million. The weighted average interest rate on borrowings outstanding under the Credit Agreement was approximately 7.10% and 6.30% during 2002 and 2001, respectively, after giving effect to the interest rate swap agreements.

     The ratio of current assets to current liabilities declined to 2.6 to 1 at December 31, 2002 compared to 3.4 to 1 at December 31, 2001 due to reductions in accounts receivable and inventory and an increase in accounts payable and accrued liabilities. At December 31, 2002, our total debt as a percentage of total capitalization declined to 21.9% from 29.1% at December 31, 2001 due to debt repayments offset in part by stock repurchases.

     Historically, our cash flow has been positive. We expect our cash flow to remain positive although we do expect our cash generation to moderate as our ability to continue to provide cash through changes in working capital is reduced.

     Net cash provided by operating activities was $158 million, $148 million and $138 million for the years ended December 31, 2002, 2001 and 2000, respectively. Net income was $16 million, $13 million and $64 million in 2002, 2001 and 2000, respectively. Non-cash charges for depreciation and amortization and provisions for bad debt and inventory obsolescence in the aggregate provided cash of $102 million, $116 million and $81 million for 2002, 2001 and 2000, respectively. The provision for bad debt of $12 million in 2001 was significantly higher than historical levels reflecting an increase in the rate of delinquencies. In 2002 and 2001 the provision to write down excess and obsolete inventory amounted to $15 million and $21 million, respectively, and was higher than historical levels to recognize the impact of the continuing market shift from analog to digital equipment on the market value of our inventory. Changes in the principal components of working capital provided cash of $38 million and $21 million in 2002 and 2001, respectively and resulted in a usage of cash of $5 million in 2000. Of the $38 million of cash provided by working capital changes in 2002, approximately $17 million was due to improved collection results. In addition, approximately $18 million resulted from the accrual in our accounts of costs that had been included in amounts due to Pitney Bowes prior to the Distribution and included $7 million in income taxes, $5 million in employee medical and benefit costs and $6 million of higher accrual levels for administrative costs associated with becoming and independent public company. In addition, approximately $3 million of the increase in accounts payable and accrued liabilities resulted from costs associated with the ERP project.

     We used $67 million, $85 million and $95 million in investing activities for the years ended December 31, 2002, 2001 and 2000, respectively. Investment in rental equipment assets totaled $48 million, $66 million and $80 million in 2002, 2001 and 2000, respectively. The lower level of rental equipment expenditures in 2002 primarily reflects lower product costs. Capital expenditures for property, plant and equipment were $19 million, $18 million and $4 million in 2002, 2001 and 2000, respectively. Investment in our ERP system accounted for $10 million and $7 million of the capital expenditures for property, plant and equipment for 2002 and 2001, respectively. In 2001 and 2000, other investing activities consisted of the acquisition of independent dealers to expand our sales and service capabilities as described above.

     Cash used in financing activities was $79 million, $47 million and $44 million for the years ended December 31, 2002, 2001 and 2000, respectively. Cash used in financing activities in 2002 reflects repayments of $17 million under the Revolving Credit Facility and $26 million under the Term Loan and the repurchase of 1.9 million shares of our stock at a cost of $37 million. In

March 2002, the Board of Directors approved a $30 million stock buy back program. In October 2002, the Board of Directors authorized the repurchase of an additional $28 million of our stock, raising the total authorization to $58 million. Currently, we intend to continue repurchasing our stock. In 2001, cash used in financing activities reflects advances to Pitney Bowes offset by increases in amounts due to Pitney Bowes for corporate allocations and other intercompany charges, as well as borrowings of $100 million under the Term Loan and net borrowings of $17 million under the Revolving Credit Facility. In 2001, we used borrowings under the Term Loan and Revolving Credit Facility to repay amounts due to Pitney Bowes and to pay a dividend to Pitney Bowes. Cash used in financing activities in 2000 reflects advances to Pitney Bowes offset by increases in amounts due to Pitney Bowes for corporate allocations and other intercompany charges.

     The following table depicts our future payments under material contractual obligations:

                                                 PAYMENTS DUE BY PERIOD
                       -------------------------------------------------------------------------
                                     LESS THAN           1 - 3           4 - 5         AFTER 5
                         TOTAL          1 YEAR           YEARS           YEARS          YEARS
                        -------     -----------         -------         -------       ---------
Long-term debt           $  74       $      1            $   2           $  71         $     -
Operating leases            32              9               18               3               2

     Long-term debt payments are related to the Credit Agreement. Payments under operating leases relate to the lease and sub-lease of properties including sales and service offices under long-term lease agreements with initial terms extending from three to fifteen years as described in "Properties" located in
Part I, Item 2 of this 2002 Annual Report on Form 10-K. We have no material commitments other than supply agreements with vendors that extend only to equipment ordered under purchase orders; there are no long-term purchase requirements. We do not have any capital leases or off-balance sheet arrangements to finance our business.

     We will continue to make additional investments in facilities, rental equipment, computer equipment and systems and our distribution network as required to support our revenue growth. We anticipate investments in rental equipment assets for new and replacement programs in amounts consistent with prior years. We estimate that we will invest approximately $30 million to $35 million over the next 12 - 18 months to enhance our information systems infrastructure and implement our ERP system.

     In connection with the Distribution, we entered into certain agreements pursuant to which we may be obligated to indemnify Pitney Bowes with respect to certain matters.

     We agreed to assume all liabilities associated with our business, and to indemnify Pitney Bowes for all claims relating to our business. These may be claims by or against Pitney Bowes or us relating to, among other things, contractual rights under vendor, insurance or other contracts, trademark, patent and other intellectual property rights, equipment, service or payment disputes with customers and disputes with employees.

     We and Pitney Bowes entered into a tax separation agreement, which governs our and Pitney Bowes' respective rights, responsibilities and obligations after the Distribution with respect to taxes for the periods ending on or before the Distribution. In addition, the tax separation agreement generally obligates us not to enter into any transaction that would adversely affect the tax-free nature of the Distribution for the two-year period following the Distribution, and obligates us to indemnify Pitney Bowes and affiliates to the extent that any action we take or fail to take gives rise to a tax liability with respect to the Distribution.

     In each of these circumstances, payment by us is contingent on Pitney Bowes making a claim. As such, it is not possible to predict the maximum potential future payments under these agreements. As of December 31, 2002, we had not paid any amounts to Pitney Bowes pursuant to the above indemnifications. However, we have paid amounts to defend and resolve claims and litigation related to our business that we assumed as part of the Spin-off. We believe that if we were to incur a loss in any of these matters, such loss would not have a material effect on our financial position, results of operations or cash flows.

     Our cash flow from operations, together with borrowings under the Credit Agreement, are expected to adequately finance our operating cash requirements and capital expenditures for the foreseeable future. We expect to fund further expansion and long-term growth primarily with cash flows from operations, borrowings under the Credit Agreement and possible future sales of additional equity or debt securities.

RISK FACTORS THAT COULD CAUSE RESULTS TO VARY

     Risk Factors Relating to Separating Our Company from Pitney Bowes

     We have a limited history operating as an independent entity and may be unable to make the changes necessary to operate successfully as a stand-alone entity, or may incur greater costs as a stand-alone entity that may cause our profitability to decline.

     Prior to the Distribution, our business was operated by Pitney Bowes as a division of its broader corporate organization, rather than as a separate stand-alone entity. Pitney Bowes assisted us by providing corporate functions such as legal, tax and information technology functions. Following the Distribution, Pitney Bowes has no obligation to provide assistance to us other than certain interim and transitional services to be provided by Pitney Bowes. Because our business had not previously been operated as a stand-alone entity, there can be no assurance that we will be able to successfully implement the changes necessary to operate independently or will not incur additional costs as a result of operating independently. We are implementing an ERP system intended to replace the information technology ("IT") services provided by Pitney Bowes under the transition services agreement. Due to unanticipated delays in implementation of Phase II of the ERP system, we and Pitney Bowes have agreed to an extension until June 30, 2003 or, upon our request, December 31, 2003, of the transition services agreement as it relates to IT related services. In January 2003, we received a favorable ruling from the Internal Revenue Service indicating that the extension of the transition services agreement as it relates to IT services, through December 2003, will not affect the tax-free nature of the Spin-off. Any failure to implement the critical ERP applications appropriately by the given extension date would have a material adverse affect on our financial position, results of operations and cash flows.

     Pitney Bowes has been and is expected to continue to be a significant customer. In 2002 and 2001, revenues from Pitney Bowes, exclusive of equipment sales to PBCC for lease to the end user, accounted for approximately 9% and 4%, respectively, of our total revenue. However, no assurance can be given that Pitney Bowes will continue to purchase our products and services.

     In connection with the Distribution, Imagistics and Pitney Bowes entered into a non-exclusive intellectual property agreement that allows us to operate under the "Pitney Bowes" brand name for a term of up to two years after the Distribution. However, this agreement may be terminated if we or Pitney Bowes elect to terminate the non-competition obligations contained in the distribution agreement. In 2002, we began introducing new products under the "Imagistics" brand name and we initiated a major brand awareness advertising campaign to establish our new brand name. Brand name recognition is an important part of our overall business strategy and we cannot assure you that customers will maintain the same level of interest in our products when we can no longer use the Pitney Bowes brand name.

     Risk Factors Relating to Our Business

     The document imaging and management industry is undergoing an evolution in product offerings, moving toward the use of digital and color technology in a multifunctional office environment. Our continued success will depend to a great extent on our ability to respond to this rapidly changing environment by developing new options and document imaging solutions for our customers.

     The proliferation of e-mail, multifunctional products and other technologies in the workplace may lead to a reduction in the use of traditional copiers and fax machines. We cannot anticipate whether other technological advancements will substantially minimize the need for our products in the future.

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

     The document imaging solutions industry is very competitive; we may be unable to compete favorably, causing us to lose sales to our competitors. Our future success depends, in part, on our ability to deliver enhanced products, service packages and business processes such as e-commerce capabilities, while also offering competitive price levels.

     We rely on outside suppliers to manufacture the products that we distribute, many of whom are located in the Far East. In addition, one manufacturer supplies a significant portion of our new copier and multifunctional equipment. If this manufacturer discontinues its products or is unable to deliver us products in the future or if political changes, economic disruptions or natural disasters occur where its production facilities are located, we will be forced to identify an alternative supplier or suppliers for the affected product. Although we are confident that we can identify alternate sources of supply, we may not be successful in doing so. Even if we are successful, the replacement product may be more expensive or may lack certain features of the discontinued product and we will experience some delay in obtaining the product. Other events that disrupt the shipment to or receipt of ocean freight at U.S. ports, such as labor unrest, war or terrorist activity could delay, prevent or add substantial cost to the Company's receipt of such products. Any of these events would cause disruption to our customers and could have an adverse effect on our business.

     Inflation

     Inflation, although moderate in recent years, continues to affect worldwide economies and the ways companies operate. Although the cost of copier, facsimile and multifunctional equipment has been declining for the last two years, inflation increases labor costs and operating expenses and may, in the future, raise costs associated with replacement of fixed assets such as rental equipment. In addition to inflation pressures, industry-wide pricing pressures have negatively impacted our profit margins. Despite these growing costs and industry-wide pricing pressures, we have generally been able to partially offset declining profit margins through productivity and efficiency improvements and control of operating expense levels.

     Foreign Currency

     Much of our international business is transacted in local currency. Approximately 21% and 68% of our total product purchases, based on costs, were denominated in yen in 2002 and 2001. Our margins were negatively impacted in 2002 because the strong Japanese yen resulted in higher product costs on yen denominated purchases from our Japanese vendors. Our margins were positively impacted in 2001 as the weak Japanese yen resulted in lower product costs on yen denominated purchases from our Japanese vendors. In 2002, the value of the yen increased approximately 8% against the U.S. dollar while in 2001, the value of the yen declined approximately 12% against the U. S. dollar. We do not currently utilize any form of derivative financial instruments to manage our exchange rate risk. We manage our foreign exchange risk by attempting to pass through to our customers any cost increases related to foreign currency exchange. However, no assurance can be given that we will be successful in passing cost increases through to our customers in the future.

LEGAL MATTERS

     In connection with the Distribution, we agreed to assume all liabilities associated with our business, and to indemnify Pitney Bowes for all claims relating to our business. In the course of normal business, Pitney Bowes has been party to occasional lawsuits relating to our business. These may involve litigation by or against Pitney Bowes or Imagistics relating to, among other things, contractual rights under vendor, insurance or other contracts, intellectual property or patent rights, equipment, service or payment disputes with customers and disputes with employees.

     On October 4, 2002, Imagetec L.P., ("Imagetec"), a dealer of copiers, printers and fax machines located in McHenry, Illinois, filed suit against us in the United States District Court, Northern District of Illinois for unfair competition under the Lanham Act and Illinois common law. The suit alleges that our trademark is confusingly similar with Imagetec's federally registered trademarks and creates a likelihood of confusion with Imagetec's marks. The suit seeks injunctive relief and monetary damages in an unspecified amount, including treble damages for alleged willful and deliberate conduct. We believe that the plaintiff's complaint is without merit and we intend to defend the lawsuit vigorously.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 is effective for financial statements of both interim and annual periods ending after June 15, 2002 and requires the recognition of an asset retirement obligation when an entity incurs a legal obligation associated with the retirement of a tangible long-lived asset and the amount of the liability can be reasonably estimated. We adopted SFAS No. 143 in 2002. The adoption of SFAS No. 143 did not have a material impact on our financial position, results of operations or cash flows.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of" and establishes accounting and reporting standards for long-lived assets, excluding goodwill, to be used, held for sale or disposed of other than by sale. SFAS No. 144 is effective for financial statements of both interim and annual periods ending after December 15, 2002 and requires an entity to recognize an impairment loss in an amount equal to the difference between the carrying amount of the long-lived asset and its fair value if the carrying amount of the asset is not recoverable from undiscounted cash flows. We adopted SFAS No. 144 effective January 1, 2002. The adoption of SFAS No. 144 did not have a material impact on our financial position, results of operations or cash flows.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 updates, clarifies and simplifies existing accounting pronouncements. As a result of rescinding SFAS No. 4 and SFAS No. 64, the criteria in Accounting Principles Board Opinion ("APB") No. 30 will be used to classify gains and losses from extinguishment of debt. The provisions of SFAS No. 145 related to the rescission of SFAS No. 4 are effective for fiscal years ending after May 15, 2002. The provisions of SFAS No. 145 related to SFAS No. 13 are effective for transactions occurring after May 15, 2002 and all other provisions of SFAS No. 145 are effective for financial statements of both interim and annual periods ending after May 15, 2002. We adopted the required provisions of SFAS No. 145 in 2002. The adoption of the required provisions of SFAS No. 145 did not have a material impact on our financial position, results of operations or cash flows. The implementation of all other provisions of SFAS No. 145 is not expected to have a material impact on our financial position, results of operations or cash flows.

     In September 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 is effective for exit and disposal activities initiated after December 31, 2002 and provides guidance on the recognition and measurement of liabilities associated with disposal activities. We adopted SFAS No. 146 on January 1, 2003. The adoption of SFAS No. 146 did not have a material impact on our financial position, results of operations or cash flows.

     In November 2002, the FASB Emerging Issues Task Force reached a consensus on issue No. 00-21 "Accounting for Revenue Arrangements with Multiple Deliverables" ("EITF 00-21"). EITF 00-21 applies to certain contractually binding arrangements under which a company performs multiple revenue generating activities and requires that all companies account for each element within an arrangement with multiple deliverables as separate units of accounting if (a) the delivered item has value on a stand-alone basis, (b) there is objective and reliable evidence of fair value and (c) the amount of the total arrangement consideration is fixed. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We are evaluating the provisions of EITF 00-21 and whether its implementation will have a material impact on our financial position, results of operations or cash flows.

     In November 2002, the FASB approved FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 elaborates on the existing disclosure requirements for certain guarantees and clarifies that at the time a company issues a guarantee, a liability must be recognized for the fair value of the obligations assumed under that guarantee. In addition, certain disclosures are required in interim and annual financial statements. FIN No. 45 is effective on a prospective basis for guarantees issued after December 31, 2002. The disclosure requirements are effective for financial statements of both interim and annual periods ending after December 15, 2002. We adopted the disclosure provisions of FIN No. 45 as of December 31, 2002. The adoption of the disclosure provisions of FIN No. 45 did not have a material impact on our financial position, results of operations or cash flows. The adoption of the liability recognition provisions of FIN No. 45 are not expected to have a material impact on our financial position, results of operations or cash flows.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for companies that voluntarily change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB No. 28, "Interim Financial Reporting", to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. The disclosure provisions of SFAS No. 148 are effective for both interim and annual periods ending after December 15, 2002. We adopted the disclosure provisions of SFAS No. 148 as of December 31, 2002. The adoption of the disclosure provisions of SFAS No. 148 did not have a material impact on our financial position, results of operations or cash flows.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Information concerning market risk is set forth under the headings "Liquidity and Capital Resources" and "Risk Factors That Could Cause Results to Vary" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.

INTEREST RATE RISK

     The Company uses interest rate swap agreements to manage and reduce risk related to interest payments on its debt instruments and to hedge the exposure to variability in expected future cash flows. These interest rate swap agreements have been designated as cash flow hedges. As a result, we are not subject to significant risk related to changes in interest rates.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                          INDEX TO FINANCIAL STATEMENTS


                                                                           PAGE
                                                                           ----

  Report of Independent Accountants  . . . . . . . . . . . . . . . . . . .   32
  Consolidated Statements of Operations for the years ended
   December 31, 2002, 2001 and 2000  . . . . . . . . . . . . . . . . . . .   33
  Consolidated Balance Sheets as of December 31, 2002 and 2001 . . . . . .   34
  Consolidated Statement of Changes in Stockholders' Equity for the years
   ended December 31, 2002, 2001, and 2000 . . . . . . . . . . . . . . . .   35
  Consolidated Statements of Cash Flows for the years ended
   December 31, 2002, 2001 and 2000  . . . . . . . . . . . . . . . . . . .   36
  Notes to Consolidated Financial Statements . . . . . . . . . . . . . . .   37

                        REPORT OF INDEPENDENT ACCOUNTANTS

TO THE STOCKHOLDERS AND BOARD OF DIRECTORS OF IMAGISTICS INTERNATIONAL INC.

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in stockholders' equity and comprehensive income (loss) and of cash flows present fairly, in all material respects, the financial position of Imagistics International Inc. and its subsidiary (the "Company") at December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As discussed in Note 3 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Statement No. 142, "Goodwill and Other Intangible Assets."




/s/PricewaterhouseCoopers LLP
Stamford, Connecticut
February 4, 2003, except for Note 16, as to which the date is March 5, 2003

                          IMAGISTICS INTERNATIONAL INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                               YEARS ENDED DECEMBER 31,
                                                        2002             2001             2000
                                                  -------------    -------------    -------------
Revenue:
     Sales                                         $   316,328      $   310,258      $   326,046
     Rentals                                           229,677          233,180          227,790
     Support services                                   83,925           82,638           88,922
                                                  -------------    -------------    -------------
Total revenue                                          629,930          626,076          642,758
     Cost of sales                                     198,437          197,300          184,265
     Cost of rentals                                    84,114           92,191           88,506
     Selling, service and administrative expenses      311,924          305,799          252,799
                                                  -------------    -------------    -------------
Operating income                                        35,455           30,786          117,188
     Interest expense                                    8,106            9,825           11,281
                                                  -------------    -------------    -------------
Income before income taxes                              27,349           20,961          105,907
     Provision for income taxes                         10,906            8,402           41,903
                                                  -------------    -------------    -------------
Net income                                         $    16,443      $    12,559      $    64,004
                                                  =============    =============    =============



Earnings per share:
     Basic                                         $      0.88      $      0.65      $      3.29
                                                  =============    =============    =============
     Diluted                                       $      0.86      $      0.65      $      3.29
                                                  =============    =============    =============

Shares used in computing earnings per share:
     Basic                                          18,631,895       19,463,007       19,463,007
                                                  =============    =============    =============
     Diluted                                        19,134,158       19,479,899       19,479,121
                                                  =============    =============    =============


                 See Notes to Consolidated Financial Statements

                          IMAGISTICS INTERNATIONAL INC.

                           CONSOLIDATED BALANCE SHEETS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNT)

                                                                                               DECEMBER 31,
                                                                                          2002            2001
                                                                                       ----------      ----------
ASSETS
Current assets:
     Cash                                                                              $  31,325       $  18,844
     Accounts receivable, less allowances of $5,792 and $6,188 at
         December 31, 2002 and 2001, respectively                                         84,142         105,913
     Accrued billings                                                                     26,125          25,144
     Inventories                                                                         106,002         124,005
     Current deferred taxes on income                                                     20,518          14,825
     Other current assets and prepaid expenses                                             5,173           3,975
                                                                                      ------------    -----------
         Total current assets                                                            273,285         292,706
Property, plant and equipment, net                                                        43,812          30,814
Rental equipment, net                                                                     88,433         113,924
Goodwill, net of amortization of $4,855                                                   52,600          52,600
Other assets                                                                               6,776           7,632
                                                                                      ------------    -----------
         Total assets                                                                  $ 464,906       $ 497,676
                                                                                      ============    ===========

LIABILITIES AND EQUITY
Current liabilities:
     Current portion of long-term debt                                                     $ 749       $   1,000
     Accounts payable and accrued liabilities                                             77,590          54,770
     Advance billings                                                                     27,243          29,376
                                                                                      ------------    -----------
         Total current liabilities                                                       105,582          85,146
Long-term debt                                                                            73,399         116,000
Deferred taxes on income                                                                  15,320           9,161
Other liabilities                                                                          6,358           1,930
                                                                                      ------------    -----------
         Total liabilities                                                               200,659         212,237
Commitments and contingencies (see Note 10)                                                    -               -
Stockholders' equity:
     Preferred stock ($1.00 par value; 10,000,000 shares authorized, none issued)              -               -
     Common stock ($0.01 par value; 150,000,000 shares authorized, 19,813,517
         and 19,463,007 issued at December 31, 2002 and 2001, respectively)                  198             195
     Additional paid in capital                                                          294,370         289,517
     Retained earnings (deficit)                                                          14,522          (1,921)
     Treasury stock, at cost (1,936,760 shares and none at December 31, 2002
         and 2001, respectively)                                                         (36,549)              -
     Unearned compensation                                                                (3,217)              -
     Accumulated other comprehensive loss                                                 (5,077)         (2,352)
                                                                                      ------------    -----------
         Total stockholders' equity                                                      264,247         285,439
                                                                                      ------------    -----------
         Total liabilities and stockholders' equity                                    $ 464,906       $ 497,676
                                                                                      ============    ===========


                 See Notes to Consolidated Financial Statements

                          IMAGISTICS INTERNATIONAL INC.

         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND
                          COMPREHENSIVE INCOME (LOSS)
                             (DOLLARS IN THOUSANDS)

                                             COMMON STOCK        ADDITIONAL   RETAINED      TREASURY STOCK
                                        ----------------------    PAID IN     EARNINGS    -------------------       UNEARNED
                                         SHARES     PAR VALUE     CAPITAL     (DEFICIT)    SHARES       COST      COMPENSATION
                                         ------     ---------     -------    -----------   ------       ----      ------------
BALANCE AT JANUARY 1, 2000

Net income
Net advances to Pitney Bowes
Translation adjustment
                                        ------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 2000

Net income (loss)                                                                (1,921)
Net advances to Pitney Bowes
Translation adjustment
Unrealized gain on cash flow hedges
Recapitalization upon Distribution       19,463,007        195       289,517
                                        ------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 2001             19,463,007        195       289,517     (1,921)

Net income                                                                       16,443
Translation adjustment
Unrealized loss on cash flow hedges
Issuance of stock under
   restricted stock plans                   347,000          3         4,823                                               (4,826)
Exercise of stock options                     3,510                       30
Purchase of treasury stock                                                                 1,936,760    (36,549)
Amortization of unearned compensation                                                                                       1,609
                                        ------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 2002             19,813,517      $ 198     $ 294,370    $14,522    1,936,760    (36,549)         $ (3,217)
                                        ==========================================================================================

                                                                           ACCUMULATED
                                                                              OTHER
                                       OWNER'S NET     COMPREHENSIVE      COMPREHENSIVE
                                        INVESTMENT         INCOME             (LOSS)
                                        ----------         ------             ------
BALANCE AT JANUARY 1, 2000              $ 299,033      $                   $     (59)

Net income                                 64,004      $  64,004
Net advances to Pitney Bowes              (50,286)
Translation adjustment                                    (2,664)             (2,664)
                                        -----------------------------------------------
BALANCE AT DECEMBER 31, 2000              312,751      $  61,340              (2,723)
                                                      ===========
Net income (loss)                          14,480      $  12,559
Net advances to Pitney Bowes              (37,519)
Translation adjustment                                        70                  70
Unrealized gain on cash flow hedges                          301                 301
Recapitalization upon Distribution       (289,712)
                                        -----------------------------------------------
BALANCE AT DECEMBER 31, 2001                    -      $  12,930              (2,352)
                                                      ===========
Net income                                             $  16,443
Translation adjustment                                     1,285               1,285
Unrealized loss on cash flow hedges                       (4,010)             (4,010)
Issuance of stock under
   restricted stock plans
Exercise of stock options
Purchase of treasury stock
Amortization of unearned compensation
                                        -----------------------------------------------
BALANCE AT DECEMBER 31, 2002            $       -      $  13,718           $  (5,077)
                                        ===============================================


                 See Notes to Consolidated Financial Statements

                          IMAGISTICS INTERNATIONAL INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                    YEAR ENDED DECEMBER 31,
                                                                          2002               2001              2000
                                                                       ----------        -----------        ----------
Cash flows from operating activities:
     Net income                                                          $ 16,443         $  12,559          $  64,004
     Adjustments to reconcile net income to net cash
         provided by operating activities:
         Depreciation and amortization                                     81,593            82,725             73,755
         Provision for bad debt                                             4,886            12,089              3,801
         Provision for inventory obsolescence                              15,153            20,956              3,384
         Deferred taxes on income                                             467             3,216               (130)
         Change in assets and liabilities, net of acquisitions:
            Accounts receivable                                            16,886            (2,818)             6,534
            Accrued billings                                                 (981)           (3,335)            (2,004)
            Inventories                                                     2,850             5,074            (29,387)
            Other current assets and prepaid expenses                      (1,198)           (2,186)             4,622
            Accounts payable and accrued liabilities                       22,819            24,946             15,143
            Advance billings                                               (2,133)             (404)               (88)
         Other, net                                                         1,666            (5,009)            (1,845)
                                                                       -----------       ------------       -----------
            Net cash provided by operating activities                     158,451           147,813            137,789
Cash flows from investing activities:
     Expenditures for rental equipment assets                             (48,062)          (65,936)           (81,938)
     Expenditures for property, plant and equipment                       (18,537)          (18,411)            (1,677)
     Other investing activities                                                 -              (676)           (11,657)
                                                                       -----------       ------------       -----------
            Net cash used in investing activities                         (66,599)          (85,023)           (95,272)
Cash flows from financing activites:
     Due to Pitney Bowes                                                        -          (122,182)             6,716
     Advances to Pitney Bowes                                                   -           (37,519)           (50,286)
     Exercise of stock options                                                 30                 -                  -
     Purchase of treasury stock                                           (36,549)                -                  -
     (Repayments) borrowings under term loan                              (25,852)          100,000                  -
     Net (repayments) borrowings under revolving credit facility          (17,000)           17,000                  -
     Payments of financing fees                                                 -            (4,345)                 -
                                                                       -----------       ------------       -----------
            Net cash used in financing activities                         (79,371)          (47,046)           (43,570)
                                                                       -----------       ------------       -----------
Increase (decrease) in cash                                                12,481            15,744             (1,053)
Cash at beginning of period                                                18,844             3,100              4,153
                                                                       -----------       ------------       -----------
Cash at end of period                                                    $ 31,325         $  18,844          $   3,100
                                                                       ===========       ============       ===========


                 See Notes to Consolidated Financial Statements

                          IMAGISTICS INTERNATIONAL INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (DOLLARS IN THOUSANDS, EXCEPT AS OTHERWISE INDICATED)

1. BACKGROUND AND BASIS OF PRESENTATION

Background

     Imagistics International Inc. (the "Company" or "Imagistics") is a large independent direct sales, service and marketing organization offering document imaging solutions, including copiers, facsimile machines and multifunctional products, primarily to large corporate and government customers, as well as to mid-size and regional businesses. In addition, the Company offers specialized document imaging options including digital, analog, color and/or networked products and systems.

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

     Pitney Bowes has received tax rulings from the Internal Revenue Service stating that, subject to certain representations, the Distribution qualifies as tax-free to Pitney Bowes and its stockholders for United States federal income tax purposes.

Basis of presentation

     The consolidated financial statements as of and for the year ended December 31, 2002 depict Imagistics' results as a stand-alone company. The consolidated financial statements as of and for the years ended December 31, 2001 and 2000 include certain historical assets, liabilities and related operations of the United States and United Kingdom office systems business, which were contributed to the Company from Pitney Bowes prior to the Distribution. Accordingly, the consolidated financial statements prior to December 3, 2001 were derived from the financial statements and accounting records of Pitney Bowes using the historical results of operations and historical basis of assets and liabilities of the United States and United Kingdom office systems businesses. Prior to the formation of the Company, the office systems business was operated as a division of Pitney Bowes, and, as such, Pitney Bowes' investment in the Company is shown in lieu of stockholders' equity in the consolidated financial statements for 2000. The Company began accumulating retained earnings on December 3, 2001, the date of the Distribution. Management believes the assumptions underlying the consolidated financial statements for the years ended December 31, 2001 and 2000 are reasonable. However, the consolidated financial statements included herein may not necessarily reflect the Company's financial position, results of operations and cash flows in the future or what its financial position, results of operations and cash flows would have been prior to the Distribution had the Company operated as a stand-alone entity during those periods.

     The consolidated financial statements of the Company for the period through the Distribution and for 2000 include allocations of certain Pitney Bowes' corporate expenses. Corporate expense allocations have been primarily charged based on the ratio of the Company's costs and expenses to Pitney Bowes' costs and expenses. The Company's allocated expenses primarily include administrative expenses such as accounting services, real estate costs, customer service support in remote geographic areas and information technology and amounted to $24.8 million for the period from January 1, 2001 through the Distribution and $26.3 million in 2000. The Company's management believes the amount of these services were a reasonable representation of the services provided or benefits received by the Company.

     Prior to the Distribution, the Company participated in Pitney Bowes' centralized cash management program, which was used to finance the Company's operations. Cash deposits from the Company were transferred to Pitney Bowes on a regular basis and were netted against the due to Pitney Bowes account. As a result, none of Pitney Bowes' cash, cash equivalents or debt at the

                          IMAGISTICS INTERNATIONAL INC.

corporate level had been allocated to the Company in the consolidated financial statements for periods prior to the Distribution. Cash in the consolidated financial statements during these periods represents amounts held locally by the Company's operations in remote geographic areas and funds unavailable for transfer to Pitney Bowes.

     The Company's consolidated financial statements for the period through the Distribution and for 2000 included interest expense allocated to the Company based on a relationship between the Company's net assets and Pitney Bowes' net assets. Interest expense allocated from Pitney Bowes totaled $8.5 million for the period from January 1, 2001 through the Distribution and $11.3 million in 2000. The weighted average interest rate was 6.70% for the period from January 1, 2001 through the Distribution and 6.87% in 2000. The Company believes these were reasonable estimates of the cost of financing the Company's assets and operations in the past. However, the net asset balances used to calculate interest expense and the interest rates associated with obligations to Pitney Bowes are not necessarily representative of the levels the Company experiences as a stand-alone entity.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

     The consolidated financial statements include the accounts of the United States and United Kingdom operations of the Company. All significant transactions between the United States and the United Kingdom have been eliminated. Transactions between the Company and Pitney Bowes are included in these consolidated financial statements and not eliminated.

Use of estimates

     The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates include assessing the allocation of costs from Pitney Bowes, the collectibility of accounts receivable, the use and recoverability of inventory, the useful lives of tangible assets, the realization of deferred taxes and an evaluation of the potential impairment, if any, of goodwill, among others. The markets for the Company's products are characterized by intense competition, rapid technological development and pricing pressures, all of which could affect the future realizability of the Company's assets. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary. Actual results could differ from those estimates.

Revenue recognition

     Revenue on equipment and supplies sales is recognized when contractual obligations have been satisfied, title and risk of loss have been transferred to the customer and collection of the resulting receivable is reasonably assured. For copier equipment, the satisfaction of contractual obligations and the passing of title and risk of loss to the customer occur upon the installation of the copier equipment at the customer location. For facsimile equipment and facsimile supplies, the satisfaction of contractual obligations and the passing of title and risk of loss to the customer occur upon the delivery of the facsimile equipment and the facsimile supplies to the customer location. The Company records a provision for estimated sales returns and other allowances based upon historical experience.

     Rental contracts, which often include supplies, are generally for an initial term of three years with automatic renewals unless the Company receives prior notice of cancellation. Under the terms of rental contracts, customers are billed either a flat periodic charge or a usage-based fee. Revenues related to these contracts are recognized each month as earned, either using the straight-line method or based upon usage, as applicable.

     Support services contracts, which often include supplies, are generally for an initial term of one year with automatic renewals unless the Company receives prior notice of cancellation. Under the terms of support services contracts, customers are billed either a flat periodic charge or a usage-based fee. Revenues related to these contracts are recognized each month as earned, either using the straight-line method or based upon usage, as applicable.

     Certain rental and support services contracts provide for invoicing in advance, generally quarterly. Revenue on contracts billed in advance is deferred and recognized as earned revenue over the billed period. Certain rental and support services contracts

                          IMAGISTICS INTERNATIONAL INC.

provide for invoicing in arrears, generally quarterly. Revenue on contracts billed in arrears is accrued and recognized in the period in which it is earned.

     The Company enters into arrangements that include multiple deliverables, which typically consist of the sale of equipment with a support services contract. The Company accounts for each element within an arrangement with multiple deliverables as separate units of accounting. The arrangement consideration is allocated to each unit of accounting based on the residual method, which requires the allocation of consideration based on the fair value of the undelivered items. Fair value of support services is primarily determined by reference to renewal pricing.

Shipping and handling fees and costs

     The Company records shipping and handling costs as part of cost of sales, as these costs are generally absorbed by the Company. Any amounts billed to a customer for reimbursement of shipping and handling are included in revenue.

Costs and expenses

     Inbound freight charges are included in inventory. When the inventory is sold, the cost of the inventory, including the inbound freight charges, is relieved and charged to cost of sales. When the inventory is rented, the cost of the inventory, including the inbound freight charges, is relieved and transferred to the rental equipment asset account. The cost of the rental equipment asset is then depreciated over the estimated useful life of the equipment. The depreciation of rental equipment assets is included in cost of rentals.

     Purchasing and receiving costs, inspection costs, warehousing costs and other distribution costs are included in selling, service and administration costs because no meaningful allocation of these expenses to cost of sales or cost of rentals is practicable. These costs amounted to $16.3 million, $15.9 million and $14.9 million for the years ended December 31, 2002, 2001 and 2000, respectively.

Cash and cash equivalents

     The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

Accounts Receivable

     Accounts receivable are stated at net realizable value by recording allowances for those accounts receivable amounts that the Company believes are uncollectible. The Company's estimate of losses is based on prior collection experience including evaluating the credit worthiness of each of its customers, analyzing historical bad debt write-offs and reviewing the aging of the receivables. The allowance for doubtful accounts includes amounts for specific accounts that the Company believes are uncollectible, as well as amounts that have been computed by applying certain percentages based on historic loss trends, to certain accounts receivable aging categories.

Inventory valuation

     Inventories are valued at the lower of cost or market. Cost is determined on the first-in, first-out ("FIFO") method for inventory valuation. Provisions, when required, are made to reduce excess and obsolete inventories to the estimated net realizable values. Inventory provisions are calculated using management's best estimates of inventory value based on the age of the inventory, quantities on hand compared with historical and projected usage and current and anticipated demand. As further described in Note 4, the Company changed its method of accounting for the cost of inventory from the last-in, first-out ("LIFO") method to the FIFO method in 2001.

Fixed assets and depreciation

     Property, plant and equipment are stated at cost and depreciated principally using the straight-line method over appropriate periods, buildings at fifty years, machinery and equipment principally three to fifteen years and computers principally three to seven years. Major improvements that add to productive capacity or extend the life of an asset are capitalized while repairs and maintenance are charged to expense as incurred. Rental equipment is comprised of equipment on rent to customers and is

                          IMAGISTICS INTERNATIONAL INC.

depreciated using the straight-line method over the estimated useful life of the equipment. Copier equipment is depreciated over three years and facsimile equipment is depreciated over five years.

Capitalized computer software costs

     The Company capitalizes certain costs of internally developed software. Internal capitalized costs include purchased materials and services and payroll and payroll related costs. Costs for general and administrative, overhead, maintenance and training, as well as the cost of software that does not add functionality to the existing system, are expensed as incurred. The capitalized cost of internally developed software is amortized on a straight-line basis over appropriate periods, principally three to seven years. The unamortized balance of internally developed software is included in fixed assets in the consolidated balance sheets.

Goodwill

     Effective January 1, 2002, the Company accounts for goodwill in accordance with Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets", which requires that goodwill and certain other intangible assets having indefinite lives no longer be amortized to earnings, but instead be tested for impairment annually as well as on an interim basis if events or changes in circumstances indicate that goodwill might be impaired. Effective October 1, 2002, the Company performed its annual test for impairment using the discounted cash flow valuation method. There was no impairment to the value of the Company's recorded goodwill for the year ended December 31, 2002.

Impairment of long-lived assets

     The carrying value of long-lived assets, including property and equipment, rental equipment, and capitalized computer software costs, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. If such a change in circumstances occurs, the related estimated future undiscounted cash flows expected to result from the use of the asset and its eventual disposition are compared to the carrying amount. If the sum of the expected cash flows is less than the carrying amount, the Company would record an impairment loss. The impairment loss would be measured as the amount by which the carrying amount exceeds the fair value of the asset. There was no impairment of long-lived assets recorded for the years ended December 31, 2002, 2001 and 2000.

Income taxes

     Income taxes are accounted for under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized based on the estimated future tax consequences of differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the periods the temporary differences are expected to be settled. A valuation allowance is established, as needed, to reduce net deferred tax assets to realizable value. A valuation allowance has not been established for the Company's deferred tax assets as the Company believes it is more likely than not, they will be realized. Prior to the Distribution, the Company's operations were included in Pitney Bowes' consolidated income tax returns and income taxes were calculated as if the Company filed separate income tax returns.

Research and development

     Research and development costs, which are expensed as incurred, consist mainly of salaries and consulting expenditures relating to customized solutions for document imaging products. Research and development costs, which are included in selling, service and administrative expenses in the consolidated statements of income, were approximately $0.4 million in each of the years ended December 31, 2002, 2001 and 2000.

Foreign exchange

     Assets and liabilities of the Company's United Kingdom operations are translated at rates in effect at the end of the period, and revenues and expenses are translated at average rates during the period. Deferred translation gains and losses are included in accumulated other comprehensive income (loss) in stockholders' equity. Gains and losses resulting from foreign currency transactions (transactions denominated in a currency other than the entity's functional currency) are included in the consolidated statements of operations.

                          IMAGISTICS INTERNATIONAL INC.

Reclassifications

     Certain previously reported amounts have been reclassified to conform to the current year presentation.

Financial instruments

     The Company places temporary cash in overnight investments with two major international financial institutions. The Company uses interest rate swap agreements to manage and reduce risk related to interest payments on its debt instruments. The Company recognizes all derivative financial instruments as assets and liabilities and measures them at fair value. All derivative financial instruments are designated and qualify as cash flow hedges and, accordingly, the effective portions of changes in fair value of the derivative financial instruments are recorded in other comprehensive income and are recognized in the statement of operations when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized currently in earnings.

     The Company monitors the creditworthiness of its financial institutions, including depositories and counterparties to interest rate swap agreements, on a periodic basis.

Comprehensive income (loss)

     Comprehensive income (loss) is recorded directly to a separate section of stockholders' equity and includes unrealized gains and losses excluded from the consolidated statement of operations. These unrealized gains and losses consist of foreign currency translation adjustments and unrealized gains and losses on cash flow hedges.

Stock-based employee compensation

     The Company accounts for its stock-based employee compensation plans under the recognition and measurement provisions of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees", and related interpretations. The Company recognizes stock-based compensation expense on its restricted stock over the vesting period. The Company does not recognize stock-based compensation expense in its reported results as all options granted, other than adjustment options, had an exercise price equal to the market value of the underlying common stock on the date of grant.

     The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

                                                                    YEAR ENDED DECEMBER 31,
                                                               2002          2001           2000
                                                            ----------    ----------     ----------
Net income, as reported                                      $ 16,443      $ 12,559       $ 64,004
Compensation expense based on the
   fair value method, net of related tax effects                1,789         3,524          3,415
                                                            ----------    ----------     ----------
Pro forma net income                                         $ 14,654       $ 9,035       $ 60,589
                                                            ==========    ==========     ==========

Basic earnings per share:
     As reported                                             $   0.88      $   0.65       $   3.29
     Pro forma                                               $   0.79      $   0.46       $   3.11

Diluted earnings per share:
     As reported                                             $   0.86      $   0.65       $   3.29
     Pro forma                                               $   0.77      $   0.46       $   3.11

Recent accounting pronouncements

     In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 is effective for financial statements of both interim and annual periods ending after June 15, 2002 and requires the recognition of an asset retirement obligation when an entity incurs a legal obligation associated with the retirement of a tangible long-lived asset and the amount of the liability can be reasonably estimated. The Company adopted SFAS No. 143 in 2002. The adoption of SFAS

                          IMAGISTICS INTERNATIONAL INC.

No. 143 did not have a material impact on the Company's financial position, results of operations or cash flows.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of" and establishes accounting and reporting standards for long-lived assets, excluding goodwill, to be used, held for sale or disposed of other than by sale. SFAS No. 144 is effective for financial statements of both interim and annual periods ending after December 15, 2002 and requires an entity to recognize an impairment loss in an amount equal to the difference between the carrying amount of the long-lived asset and its fair value if the carrying amount of the asset is not recoverable from undiscounted cash flows. The Company adopted SFAS No. 144 effective January 1, 2002. The adoption of SFAS No. 144 did not have a material impact on the Company's financial position, results of operations, or cash flows.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 updates, clarifies and simplifies existing accounting pronouncements. As a result of rescinding SFAS No. 4 and SFAS No. 64, the criteria in APB No. 30 will be used to classify gains and losses from extinguishment of debt. The provisions of this statement related to the rescission of SFAS No. 4 are effective for fiscal years ending after May 15, 2002. The provisions of SFAS No. 145 related to SFAS No. 13 are effective for transactions occurring after May 15, 2002 and all other provisions of SFAS No. 145 are effective for financial statements of both interim and annual periods ending after May 15, 2002. The Company adopted the required provisions of SFAS No. 145 in 2002. The adoption of the required provisions of SFAS No. 145 did not have a material impact on the Company's financial position, results of operations or cash flows. The implementation of all other provisions of SFAS No. 145 are not expected to have a material impact on the Company's financial position, results of operations or cash flows.

     In September 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 is effective for exit and disposal activities that are initiated after December 31, 2002 and provides guidance on the recognition and measurement of liabilities associated with disposal activities. The Company adopted SFAS No. 146 on January 1, 2003. The adoption of SFAS No. 146 did not have a material impact on the Company's financial position, results of operations or cash flows.

     In November 2002, the FASB Emerging Issues Task Force ("EITF") reached a consensus on issue No. 00-21 "Accounting for Revenue Arrangements with Multiple Deliverables". EITF No. 00-21 applies to certain contractually binding arrangements under which a company performs multiple revenue generating activities and requires that all companies account for each element within an arrangement with multiple deliverables as separate units of accounting if (a) the delivered item has value on a stand-alone basis, (b) there is objective and reliable evidence of fair value and (c) the amount of the total arrangement consideration is fixed. EITF No. 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company is evaluating the provisions of EITF No. 00-21 and whether the implementation of this statement will have a material impact on the Company's financial position, results of operations or cash flows.

     In November 2002, the FASB approved FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". FIN No. 45 elaborates on the existing disclosure requirements for certain guarantees and clarifies that at the time a company issues a guarantee, a liability must be recognized for the fair value of the obligations assumed under that guarantee. In addition, certain disclosures are required in interim and annual financial statements. FIN No. 45 is effective on a prospective basis for guarantees issued after December 31, 2002. The disclosure requirements are effective for financial statements of both interim and annual periods ending after December 15, 2002. The Company adopted the disclosure provisions of FIN No. 45 as of December 31, 2002. The adoption of the disclosure provisions of FIN No. 45 did not have a material impact on the Company's financial position, results of operations or cash flows. The adoption of the liability recognition provisions of FIN No. 45 are not expected to have a material impact on the Company's financial position, results of operations or cash flows.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for companies that voluntarily change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB No. 28, "Interim Financial Reporting", to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. The disclosure provisions of SFAS No. 148 are effective for both interim and annual periods ending after December 15, 2002. The Company adopted the disclosure provisions of SFAS No. 148 as of December 31, 2002. The adoption of the

                          IMAGISTICS INTERNATIONAL INC.

disclosure provisions of SFAS No. 148 did not have a material impact on the Company's financial position, results of operations or cash flows.

3. GOODWILL AND GOODWILL AMORTIZATION

     Effective January 1, 2002, the Company adopted SFAS No. 142. The Company completed its annual review of goodwill for impairment as of October 1, 2002, and, based on that review, has determined that its recorded goodwill was not impaired. Accordingly, for the year ended December 31, 2002, there was no goodwill amortization or impairment. For the years ended December 31, 2001 and 2000, goodwill amortization amounted to $1.4 million and $1.3 million, respectively.

     The following table depicts the Company's net income and earnings per share adjusted for the impact of goodwill amortization during the reported periods:

                                                          YEAR ENDED DECEMBER 31,
                                                    2002          2001             2000
                                                 ----------    ----------       ----------
Reported net income                               $ 16,443      $ 12,559         $ 64,004
Add back: Goodwill amortization                          -         1,427            1,321
                                                 ----------    ----------       ----------
Adjusted net income                               $ 16,443      $ 13,986         $ 65,325
                                                 ==========    ==========       ==========

Basic earnings per share:
      Reported net income                         $   0.88      $   0.65         $   3.29
      Add back: Goodwill amortization                    -          0.07             0.07
                                                 ----------    ----------       ----------
      Adjusted net income                         $   0.88      $   0.72         $   3.36
                                                 ==========    ==========       ==========

Diluted earnings per share:
      Reported net income                         $   0.86      $   0.65         $   3.29
      Add back: Goodwill amortization                    -          0.07             0.07
                                                 ----------    ----------       ----------
      Adjusted net income                         $   0.86      $   0.72         $   3.36
                                                 ==========    ==========       ==========

     The carrying value of goodwill of $52.6 million as of December 31, 2002 is attributable to the United States geographic segment.

4. SUPPLEMENTAL INFORMATION

Inventories

     On December 31, 2001 the Company changed its method of accounting for the cost of inventory from the LIFO method to the FIFO method. The Company believes the FIFO method is preferable because it results in a more appropriate inventory valuation in an environment of declining costs, it provides more meaningful financial information to management and stockholders by better matching current costs with current revenues and it facilitates comparison with the Company's competitors who primarily use the FIFO or average cost methods. In accordance with APB No. 20, "Accounting Changes", this change in accounting method has been applied retroactively by restating the prior years financial statements. The effect of the change was to (decrease) increase net income by $(1.6) million and $1.2 million and earnings per share by $(0.07) and $0.06 in 2001 and 2000, respectively.

     Inventories consist of the following:

                                                         DECEMBER 31,
                                                       2002         2001
                                                    ----------   ----------
Finished products                                    $ 77,447     $ 88,101
Supplies and service parts                             28,555       35,904
                                                    ----------   ----------
      Total inventories                              $106,002     $124,005
                                                    ==========   ==========

                          IMAGISTICS INTERNATIONAL INC.

Fixed assets

                                                             DECEMBER 31,
                                                         2002           2001
                                                     -----------    ------------
Land                                                  $   1,356      $   1,356
Buildings and leasehold improvements                     10,088          9,515
Machinery and equipment                                  21,372         17,914
Computers and software                                   36,483         21,940
                                                     -----------    ------------
      Property, plant and equipment, gross               69,299         50,725
Accumulated depreciation and amortization               (25,487)       (19,911)
                                                     -----------    ------------
      Property, plant and equipment, net              $  43,812      $  30,814
                                                     ===========    ===========

Rental equipment, gross                               $ 365,793      $ 378,391
Accumulated depreciation                               (277,360)      (264,467)
                                                     -----------    ------------
      Rental equipment, net                           $  88,433      $ 113,924
                                                     ===========    ===========

     Depreciation and amortization expense was $81.6 million, $82.7 million and $73.8 million for the years ended December 31, 2002, 2001 and 2000, respectively. Unamortized capitalized software costs totaled $18.8 million and $5.9 million for the years ended December 31, 2002 and 2001, respectively. Amortization expense on account of capitalized software totaled $0.4 million for the year ended December 31, 2002. There was no amortization expense on account of capitalized software for the years ended December 31, 2001 and 2000.

Current liabilities

     Accounts payable and accrued liabilities consist of the following:

                                                              DECEMBER 31,
                                                           2002          2001
                                                        ----------    ----------
Accounts payable                                         $ 21,553      $ 17,008
Accrued salaries, wages and commissions                     8,631         6,447
Other non-income taxes payable                              6,973         7,566
Other accrued liabilities                                  40,433        23,749
                                                        ----------    ----------
      Accounts payable and accrued liabilities           $ 77,590      $ 54,770
                                                        ==========    ==========

Cash flow information

     Cash paid for income taxes was $5.6 million and $9.0 million for the years ended December 31, 2002 and 2001, respectively. Cash paid for interest was $7.8 million and $9.8 million for the years ended December 31, 2002 and 2001, respectively.

                          IMAGISTICS INTERNATIONAL INC.

5. BUSINESS SEGMENT INFORMATION

Geographic information

     The Company operates in two reportable segments based on geographic area: the United States and the United Kingdom. Revenues are attributed to geographic regions based on where the revenues are derived.

                                                   YEAR ENDED DECEMBER 31,
                                               2002         2001         2000
                                           -----------  -----------  -----------
Revenues:
     United States                          $ 608,291    $ 605,711    $ 620,714
     United Kingdom                            21,639       20,365       22,044
                                           -----------  -----------  -----------
         Total revenues                     $ 629,930    $ 626,076    $ 642,758
                                           ===========  ===========  ===========

Income before income taxes:
     United States                          $  24,524    $  22,740    $ 100,810
     United Kingdom                             2,825       (1,779)       5,097
                                           -----------  -----------  -----------
         Total income before taxes          $  27,349    $  20,961    $ 105,907
                                            =========   ===========  ===========

     Revenues from external customers were approximately $629.9 million, $503.2 million and $531.2 million for the years ended December 31, 2002, 2001 and 2000, respectively. Revenues from Pitney Bowes, substantially all of which were generated in the United States segment, were approximately $143.6 million, $122.9 million and $111.6 million during the years ended 2002, 2001 and 2000, respectively. Of the revenues from Pitney Bowes, $84.8 million, $96.8 million and $90.1 million of equipment was sold to Pitney Bowes Credit Corporation ("PBCC") for lease to the end user, $27.8 million, $5.8 million and $3.0 million were for equipment and supplies sold to Pitney Bowes Canada and $31.0 million, $20.3 million and $18.5 million of equipment, supplies and services were sold to other Pitney Bowes subsidiaries for the years ended December 31, 2002, 2001 and 2000, respectively. For these periods PBCC was the Company's primary lease vendor and the Company expects PBCC to continue as the Company's primary lease vendor in the future. However, if PBCC were to cease being the Company's primary lease vendor, the Company is confident that it could obtain a replacement primary lease vendor with substantially the same lease terms as PBCC. No other single customer or controlled group represents 10% or more of the Company's revenues. In connection with these revenues, the Company recorded $12.2 million and $19.0 million due from Pitney Bowes as accounts receivable in the consolidated balance sheets at December 31, 2002 and 2001, respectively.

                                                            DECEMBER 31,
                                                         2002            2001
                                                     -----------     -----------
Identifiable long-lived assets
      United States                                   $ 187,310       $ 199,837
      United Kingdom                                      4,311           5,133
                                                     -----------     -----------
           Total identifiable long-lived assets       $ 191,621       $ 204,970
                                                     ===========     ===========

Total assets
      United States                                   $ 440,508       $ 477,709
      United Kingdom                                     24,398          19,967
                                                     -----------     -----------
           Total assets                               $ 464,906       $ 497,676
                                                     ===========     ===========

     Identifiable long-lived assets in the United States include goodwill of $52.6 million for the years ended December 31, 2002 and 2001.

Concentrations

     Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers and relatively small account balances within the majority of the Company's customer base, and their dispersion across different

                          IMAGISTICS INTERNATIONAL INC.

businesses. The Company periodically evaluates the financial strength of its customers and believes that its credit risk exposure is limited.

     Most of the Company's product purchases are from overseas vendors and a portion are transacted in local currency. In 2002 and 2001, approximately 21% and 68%, respectively, of the Company's total product purchases, based on costs, were from a limited number of Japanese suppliers, a portion of which were denominated in yen. Although the Company currently sources products from a number of manufacturers throughout the world, a significant portion of new copier equipment is currently obtained from one supplier. If this supplier was unable to deliver products for a significant period of time, the Company would be required to find replacement products from an alternative supplier or suppliers, which may not be available on a timely or cost effective basis. The Company's operating results could be adversely affected if a significant supplier is unable to deliver sufficient product.

6. PROVISION FOR INCOME TAXES

     The following table presents the U.S. and foreign components of net income before taxes and the provision (benefit) for income taxes:

                                                              YEAR ENDED DECEMBER 31,
                                                        2002            2001            2000
                                                     ----------      ----------     -----------
Income (loss) before income taxes
     U.S.                                             $ 24,524        $ 22,740       $ 100,810
     Outside the U.S.                                    2,825          (1,779)          5,097
                                                     ----------      ----------     -----------
         Total income before income taxes             $ 27,349        $ 20,961       $ 105,907
                                                     ==========      ==========     ===========

Provision (benefit) for income taxes
     U.S. federal
         Current                                      $  6,838        $  3,941       $  32,646
         Deferred                                        1,206           3,542             (79)
                                                     ----------      ----------     -----------
            Total U.S. federal                           8,044           7,483          32,567

     U.S. state and local
         Current                                         2,407             600           7,818
         Deferred                                         (399)            879             (51)
                                                     ----------      ----------     -----------
            Total U.S. state and local                   2,008           1,479           7,767

     Outside the U.S.
         Current                                         1,197             645           1,569
         Deferred                                         (343)         (1,205)              -
                                                     ----------      ----------     -----------
            Total outside the U.S.                         854            (560)          1,569

     Total current                                      10,442           5,186          42,033
     Total deferred                                        464           3,216            (130)
                                                     ----------      ----------     -----------
         Total provision for income taxes             $ 10,906        $  8,402       $  41,903
                                                     ==========      ==========     ===========

     For the period January 1, 2001 through December 2, 2001, the Company was included as a member of the consolidated group in the federal income tax return of its former parent, Pitney Bowes. Payment for taxes due or receivable between the Company and Pitney Bowes for this time period have been made in accordance with the tax separation agreement (see Note 14).

                          IMAGISTICS INTERNATIONAL INC.

     A reconciliation of the U.S. federal statutory rate to the Company's effective tax rate is as follows:

                                                  YEAR ENDED DECEMBER 31,
                                            2002          2001           2000
                                          --------      --------        -------
U.S. federal statutory rate                 35.0%         35.0%          35.0%
State and local income taxes                 4.8%          4.6%           4.8%
Other, net                                   0.1%          0.5%          (0.2%)
                                          --------      --------        -------
      Effective income tax rate             39.9%         40.1%          39.6%
                                          ========      ========        =======


     The components of deferred tax assets and liabilities as of December 31, 2002 and 2001 are as follows:

                                                           DECEMBER 31,
                                                       2002            2001
                                                   ----------      ----------
Deferred tax assets:
     Inventory                                      $ 15,080        $  9,491
     State and local property taxes                    1,576           1,345
     Accounts receivable                               2,036           2,221
     Employee benefits and compensation                1,958             391
     Other                                             2,775           1,656
                                                   ----------      ----------
         Deferred tax assets                          23,425          15,104
Deferred tax liabilities:
     Fixed assets                                     13,821           7,357
     Goodwill                                          3,062           2,083
     Other                                             1,344               -
                                                   ----------      ----------
         Deferred tax liabilities                     18,227           9,440
                                                   ----------      ----------
Net deferred tax asset                               $ 5,198        $  5,664
                                                   ==========      ==========


     Deferred tax assets and liabilities are reflected on the Company's consolidated balance sheets as follows:

                                                          DECEMBER 31,
                                                      2002           2001
                                                  ----------     ----------
Current deferred taxes on income                   $ 20,518       $ 14,825
Non-current deferred taxes on income                 15,320          9,161
                                                  ----------     ----------
      Net deferred taxes on income                 $  5,198       $  5,664
                                                  ==========     ==========


     For periods prior to the Distribution, deferred taxes associated with the temporary differences between financial statement amounts and tax amounts were included in the due to Pitney Bowes intercompany account. Effective with the Distribution, the Company reclassified these amounts from the due to Pitney Bowes intercompany account to the appropriate deferred tax accounts.

     At December 31, 2002 and at December 31, 2001, cumulative undistributed earnings of our foreign subsidiary were $2.1 million and $0.2 million, respectively. No provision for U.S. income taxes has been made since the Company considers the undistributed earnings to be permanently reinvested for continued use in their operations.

7. EARNINGS PER SHARE CALCULATION

     Basic earnings per share was calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the year. Since the Distribution was not effective until December 3, 2001, the weighted average number of common shares outstanding for periods prior to the Distribution was assumed to be the number of shares issued in the Distribution. In addition, prior to the Distribution, capital transactions between the Company and Pitney Bowes did not have an effect on weighted average shares outstanding, therefore, earnings per share may not be indicative of actual earnings per share had the Company had a separate capital structure prior to the Distribution. The earnings per share calculation presented for 2000 is for comparative purposes only as common shares were not issued until December 3, 2001. The

                          IMAGISTICS INTERNATIONAL INC.

calculation of diluted earnings per share did not include approximately 19,000 options since they were antidilutive for the periods presented.

     A reconciliation of the basic and diluted earnings per share computation is as follows:

                                                                            YEAR ENDED DECEMBER 31,
                                                                      2002             2001            2000
                                                                 -------------    -------------   -------------
Net income available to common stockholders                       $    16,443      $    12,559     $    64,004
                                                                 =============    =============   =============

Weighted average common shares outstanding                         18,978,895       19,463,007      19,463,007
       Less: non-vested restricted stock                              347,000                -               -
                                                                 -------------    -------------   -------------
Weighted average common shares for basic earnings per share        18,631,895       19,463,007      19,463,007
       Add: dilutive effect of restricted stock                       337,681              778               -
       Add: dilutive effect of stock options                          164,582           16,114          16,114
                                                                 -------------    -------------   -------------
Weighted average common shares and equivalents
    for dilutive earnings per share                                19,134,158       19,479,899      19,479,121
                                                                 =============    =============   =============

Basic earnings per share                                          $      0.88      $      0.65     $      3.29
Diluted earnings per share                                        $      0.86      $      0.65     $      3.29

8. FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Cash, cash equivalents, accounts receivable and accounts payable

     The carrying amounts approximate fair value because of the short maturity of these instruments.

Long-term debt

     The carrying amounts approximate fair value because of the floating interest rate of the instrument.

Interest rate swap agreements

     The fair values of interest rate swaps are obtained from dealer quotes. These values represent the estimated amount the Company would receive or pay to terminate agreements taking into consideration current interest rates, and the creditworthiness of the counterparties.

9. LONG-TERM DEBT

     The Company's long-term debt consists of the following:

                                                           DECEMBER 31,
                                                       2002            2001
                                                    ----------     -----------
Revolving Credit Facility                            $      -       $  17,000
Term Loan                                              74,148         100,000
                                                    ----------     -----------
      Total debt                                       74,148         117,000
Less: current maturities                                  749           1,000
                                                    ----------     -----------
      Total long-term debt                           $ 73,399       $ 116,000
                                                    ==========     ===========

     On November 9, 2001 the Company entered into a Credit Agreement with a group of lenders (the "Credit Agreement") that provided for secured borrowings or the issuance of letters of credit in an aggregate amount not to exceed $225 million, comprised of a $125 million Revolving Credit Facility (the "Revolving Credit Facility") and a $100 million Term Loan (the "Term Loan").

                          IMAGISTICS INTERNATIONAL INC.

The term of the Revolving Credit Facility is five years and the term of the Term Loan is six years. The Company's Credit Agreement received a rating of Ba3 from Moody's Investor Services and a BB+ rating from Standard & Poor's.

     The obligations under the Credit Agreement are secured by a blanket first perfected security interest in substantially all of the Company's assets plus the pledge of 65% of the stock of the Company's subsidiary. Available borrowings and letter of credit issuance under the Revolving Credit Facility are determined by a borrowing base consisting of a percentage of the Company's eligible accounts receivable, inventory, rental equipment assets and accrued and advance billings, less outstanding borrowings under the Term Loan.

     The Credit Agreement contains financial covenants that require the maintenance of minimum earnings before interest, taxes, depreciation and amortization and a maximum leverage ratio, as well as other covenants, which, among other things, place limits on dividend payments and capital expenditures. The Credit Agreement allowed the Company to originally repurchase up to $20 million of the Company's stock and to make acquisitions up to an aggregate consideration of $30 million. At December 31, 2002 and 2001, the Company was in compliance with all financial covenants.

     Originally, amounts borrowed under the Revolving Credit Facility bore interest at variable rates based, at the Company's option, on either the LIBOR rate plus a margin from 2.25% to 3.00% depending on the Company's leverage ratio, or the Fleet Bank base lending rate plus a margin of from 1.25% to 2.00%, depending on the Company's leverage ratio. Amounts borrowed under the Term Loan bore interest at variable rates based, at the Company's option, on either the LIBOR rate plus a margin of 3.50% or 3.75%, depending on the Company's leverage ratio, or the Fleet Bank base lending rate plus a margin of 2.50% to 2.75%, depending on the Company's leverage ratio. A commitment fee of from 0.375% to 0.500% on the average daily unused portion of the Revolving Credit Facility is payable quarterly, in arrears, depending on the Company's leverage ratio.

     On March 19, 2002, the Credit Agreement was amended to increase the total amount of the Company's stock permitted to be repurchased from $20 million to $30 million. On July 19, 2002, the Credit Agreement was further amended to increase the total amount of the Company's stock permitted to be repurchased from $30 million to $58 million and to reduce the Term Loan interest rates to LIBOR plus a margin of from 2.75% to 3.75%, depending on the Company's leverage ratio, or to the Fleet Bank base lending rate plus a margin of from 1.75% to 2.75%, depending on our leverage ratio.

     The Credit Agreement requires the Company to manage its interest rate risk with respect to at least 50% of the aggregate principal amount of the Term Loan for a period of at least 36 months. Accordingly, the Company entered into two interest rate swap agreements in the notional amounts of $50 million and $30 million expiring in February 2005 to convert the variable interest rate payable on the Term Loan to a fixed interest rate in order to hedge the exposure to variability in expected future cash flows. These interest rate swap agreements have been designated as cash flow hedges. The counterparties to the interest rate swap agreements are major international financial institutions. The Company monitors the credit quality of these financial institutions and does not anticipate any losses as a result of counterparty nonperformance. Under the terms of the swap agreements, the Company will receive payments based upon the 90-day LIBOR rate and remit payments based upon a fixed rate. The fixed interest rates are 4.17% and 4.32% for the $50 million and the $30 million swap agreements, respectively.

     During the third quarter of 2002, the Company revised its cash flow estimates and prepaid $8 million of the amount outstanding under the Term Loan. This prepayment was covered by a portion of the $30 million interest rate swap agreement that had been designated as a cash flow hedge. Since it is no longer probable that the hedged forecasted transactions related to the $8 million Term Loan prepayment will occur, the Company recognized a loss related to that portion of the swap agreement underlying the amount of the prepayment by reclassifying $0.4 million from accumulated other comprehensive loss into interest expense. The Company also unwound $8 million of the $30 million interest rate swap agreement.

     At December 31, 2002, two interest rate swap agreements in the notional amounts of $50 million and $22 million were outstanding, the aggregate fair value of which was an obligation of $3.7 million. This obligation is reported in other liabilities in the consolidated balance sheet. At December 31, 2001, two interest rate swap agreements with notional amounts of $50 million and $30 million were outstanding, the aggregate fair value of which was an asset of $0.3 million. This asset is reported in other assets in the consolidated balance sheet. The changes in the fair value of the outstanding swap agreements are included in other comprehensive loss in stockholders' equity. The interest rate swap agreements were 100% effective in 2002 and 2001. The Company does not expect any gains or losses relating to the interest rate swap agreements over the next twelve months. Accordingly, the Company does not expect to reclassify any gains or losses from Accumulated Other Comprehensive Income into earnings during that period.

                          IMAGISTICS INTERNATIONAL INC.

     At December 31, 2002, $74 million of borrowings were outstanding under the Credit Agreement, consisting solely of borrowings under the Term Loan and the borrowing base amounted to approximately $125 million. The Term Loan is payable in 16 consecutive equal quarterly installments of $0.2 million due March 31, 2003 through December 31, 2006, three consecutive equal quarterly installments of $17.8 million due March 31, 2007 through September 30, 2007 and a final payment of $17.8 million due at maturity. At December 31, 2001, $117 million of borrowings were outstanding under the Credit Agreement, consisting of $17 million of borrowings under the Revolving Credit Facility and $100 million of borrowings under the Term Loan, and the borrowing base amounted to approximately $226 million. The weighted average interest rate on borrowings outstanding under the Credit Agreement was approximately 7.10% and 6.30% during 2002 and 2001, respectively, after giving effect to the interest rate swap agreements.

10. COMMITMENTS AND CONTINGENCIES

Guarantees and indemnifications

     The Company has applied the disclosure provisions of FIN No. 45 to its agreements that contain guarantee or indemnification clauses. FIN No. 45 expands the disclosure provisions required by SFAS No. 5, "Accounting for Contingencies," by requiring the guarantor to disclose certain types of guarantees, even if the likelihood of requiring the guarantor's performance is remote. The following is a description of the arrangements in which the Company is a guarantor.

     In connection with the Distribution, the Company entered into certain agreements pursuant to which it may be obligated to indemnify Pitney Bowes with respect to certain matters.

     The Company agreed to assume all liabilities associated with the Company's business, and to indemnify Pitney Bowes for all claims relating to the Company's business. These may be claims by or against Pitney Bowes or the Company relating to, among other things, contractual rights under vendor, insurance or other contracts, trademark, patent and other intellectual property rights, equipment, service or payment disputes with customers and disputes with employees.

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

     In each of these circumstances, payment by the Company is contingent on Pitney Bowes making a claim. As such, it is not possible to predict the maximum potential future payments under these agreements. As of December 31, 2002, the Company has not paid any amounts pursuant to the above indemnifications other than expenses incurred in connection with the defense and settlement of assumed claims asserted in connection with the operation of the Company in the ordinary course of business. The Company believes that if it were to incur a loss in any of these matters, such loss would not have a material effect on the Company's financial position, results of operations or cash flows.

Legal matters

     In connection with the Distribution, the Company agreed to assume all liabilities associated with its business, and to indemnify Pitney Bowes for all claims relating to its business. In the course of normal business, the Company has been party to occasional lawsuits relating to the Company's business. These may involve litigation or other claims by or against Pitney Bowes or the Company relating to, among other things, contractual rights under vendor, insurance or other contracts, trademark, patent and other intellectual property rights, equipment, service or payment disputes with customers and disputes with employees.

     On October 4, 2002, Imagetec L.P., ("Imagetec"), a dealer of copiers, printers and fax machines located in McHenry, Illinois, filed suit against the Company in the United States District Court, Northern District of Illinois for unfair competition under the Lanham Act and Illinois common law. The suit alleges that the Company's trademark is confusingly similar with Imagetec's federally registered trademarks and creates a likelihood of confusion with Imagetec's marks. The suit seeks injunctive relief and monetary damages in an unspecified amount, including treble damages for alleged willful and deliberate conduct. The Company believes that the plaintiff's complaint is without merit and the Company intends to defend the lawsuit vigorously.

                          IMAGISTICS INTERNATIONAL INC.

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

Risks and uncertainties

     The Company has a limited history operating as an independent entity and may be unable to make the changes necessary to operate successfully as a stand-alone entity, or may incur greater costs as a stand-alone entity that may cause the Company's profitability to decline.

     Prior to the Distribution, the Company's business was operated by Pitney Bowes as a division of its broader corporate organization, rather than as a separate stand-alone entity. Pitney Bowes assisted the Company by providing corporate functions such as legal, tax and information technology functions. Following the Distribution, Pitney Bowes has no obligation to provide assistance to the Company other than the interim and transitional services that will be provided by Pitney Bowes. Because the Company has a limited history operating as a stand-alone entity, there can be no assurance that the Company will be able to successfully implement the changes necessary to operate independently or will not incur additional costs as a result of operating independently. Each of these events would cause the Company's profitability to decline.

11. LEASES

     In addition to owned distribution and office facilities, the Company leases or subleases similar properties, as well as sales and service offices, equipment and other properties, generally under long-term lease agreements with initial terms extending from three to fifteen years.

     Future minimum lease payments under non-cancelable operating leases at December 31, 2002 are as follows:

YEARS ENDING DECEMBER 31,
2003                                                         $  8,863
2004                                                            7,588
2005                                                            5,862
2006                                                            4,563
2007                                                            3,082
Thereafter                                                      1,773
                                                            ----------
Total minimum lease payments                                 $ 31,731
                                                            ==========

     Rental expense was $10.1 million, $8.9 million and $7.3 million in 2002, 2001 and 2000, respectively.

12. STOCK PLANS

2001 Stock Plan

     The Company's employees are eligible to participate in the Imagistics International Inc. 2001 Stock Plan. Under the provisions of this plan, the Board of Directors is authorized to grant adjustment options, stock options and restricted stock.

     Adjustment Options. Prior to the Distribution, certain employees of the Company were granted stock options under Pitney Bowes' stock based plans. At the time of the Distribution, options outstanding under the Pitney Bowes stock plans that were held by Pitney Bowes employees who were transferred to the Company remained options to acquire Pitney Bowes common stock. Certain adjustments of the exercise price, but not the number of options, were made to reflect the reduced value of Pitney Bowes stock as a result of the Distribution. In addition, such holders were granted options to acquire Imagistics stock in an amount calculated to restore the reduction in the aggregate intrinsic value of the options held by each such holder. The Imagistics stock options have the same vesting provisions, option periods and other terms and conditions as the related Pitney Bowes options. The exercise price has been calculated so that each Imagistics option has the same ratio of exercise price per share to market value per share as the Pitney Bowes stock options immediately prior to the Distribution. The Company granted options to purchase 162,368

                          IMAGISTICS INTERNATIONAL INC.

shares of common stock of the Company in connection this adjustment. The per share weighted average fair value of options granted was $10.83.

     Stock Options. Under the 2001 Stock Plan, certain officers and employees of the Company are granted options at prices equal to the fair market value of the Company's common stock on the date of the grant. Options generally become exercisable over a three-year period and expire in ten years. The plan authorizes a maximum of 3,162,368 options to purchase shares, of which 1,211,368 were outstanding at December 31, 2002. Pursuant to SFAS No. 123, companies can, but are not required to, elect to recognize compensation expense for all stock-based awards using a fair value methodology. The Company has adopted the disclosure-only provisions, as permitted by SFAS No. 123. The Company applies APB No. 25 and related interpretations in accounting for its stock-based plans.

     Prior to the Distribution, the Company's employees participated in Pitney Bowes' United States and United Kingdom stock option plans. The 2001 and 2000 stock compensation expense was an allocation from Pitney Bowes based upon the participation of the Company's employees in relation to total participation.

     If the Company had elected to recognize compensation expense based on the fair value method as presented by SFAS No. 123, net income would have been reduced as follows:

                                                YEAR ENDED DECEMBER 31,
                                           2002           2001           2000
                                       ----------     ----------     ----------
Net income
     As reported                        $ 16,443       $ 12,559       $ 64,004
     Pro forma                          $ 14,654       $  9,035       $ 60,589

As reported earnings per share
     Basic                              $   0.88       $   0.65       $   3.29
     Diluted                            $   0.86       $   0.65       $   3.29

Pro forma earnings per share
     Basic                              $   0.79       $   0.46       $   3.11
     Diluted                            $   0.77       $   0.46       $   3.11


     The fair value of stock options granted in 2002 to employees of the Company under the 2001 Stock Plan were estimated on the date of grant using the Black-Scholes option-pricing method. The option-pricing assumptions for 2001 and 2000 are the assumptions used by Pitney Bowes in the determination of stock compensation expense. The assumptions used are as follows:

                                                YEAR ENDED DECEMBER 31,
                                           2002          2001           2000
                                          ------        ------         ------
Expected dividend yield                    0.0%          3.0%           2.9%
Expected stock price volatility             43%           29%            27%
Risk-free interest rate                      4%            4%             6%
Expected life (years)                        5             5              5

                          IMAGISTICS INTERNATIONAL INC.

     The following table summarizes information about stock option transactions:

                                                                         YEAR ENDED DECEMBER 31,
                                                       --------------------------------------------------------------
                                                                    2002                            2001
                                                       -----------------------------  -------------------------------
                                                                          WEIGHTED                        WEIGHTED
                                                                          AVERAGE                          AVERAGE
                                                                          EXERCISE                        EXERCISE
                                                            SHARES         PRICE            SHARES          PRICE
                                                       -------------- --------------- ---------------- --------------
Options outstanding at the beginning of the year             161,166   $       10.83                -    $       -
Granted                                                    1,086,400   $       14.03          162,368    $     10.84
Exercised                                                      3,510   $        8.60                -    $       -
Forfeited                                                     30,230   $       13.99            1,202    $     12.07
Expired                                                        2,458   $       13.94                -    $       -
                                                       --------------                 ----------------
Options outstanding at the end of the year                 1,211,368   $       13.63          161,166    $     10.83
                                                       ==============                 ================
Exercisable at the end of the year                            99,505   $       11.87           83,465    $     11.36
                                                       ==============                 ================
Weighted average fair value of options granted                         $        6.03                     $      5.19

     The following table summarizes information regarding the Company's stock options outstanding and exercisable as of December 31, 2002:


                                           OPTIONS OUTSTANDING                             OPTIONS EXERCISABLE
                        ----------------------------------------------------------  ---------------------------------
                                                 WEIGHTED            WEIGHTED                           WEIGHTED
                                                 AVERAGE              AVERAGE                            AVERAGE
                                                REMAINING            EXERCISE                           EXERCISE
EXERCISE PRICE               SHARES          CONTRACTUAL LIFE          PRICE             SHARES           PRICE
----------------------  ----------------- --------------------- ------------------  ---------------- ----------------
 $4.02 - $6.04                    11,075        1.7 years         $          4.98            11,075   $         4.99
 $6.05 - $8.05                    54,131        7.3 years         $          7.74            16,864   $         7.53
 $8.06 - $10.06                   17,775        5.5 years         $          8.85            13,073   $         8.48
$10.07 - $12.07                    1,959        7.8 years         $         11.15             1,209   $        11.14
$12.08 - $14.08                1,059,075        8.9 years         $         13.82            33,581   $        13.12
$14.09 - $16.10                    7,289        8.3 years         $         15.18             1,689   $        15.05
$16.11 - $18.11                   22,272        9.2 years         $         17.94               472   $        17.58
$18.12 - $20.12                   37,792        7.6 years         $         18.75            21,542   $        18.58

     Restricted Stock. During 2002, certain officers of the Company were granted a total of 323,000 shares of restricted stock at no cost to the employees. The per share weighted average fair value of shares granted was $13.85. The restricted stock awards vest three years after grant. Under this plan, stock will vest only if the executive is still employed by the Company at the end of the restricted period and, if applicable, the executive has attained or partially attained the performance objectives as determined by the Executive Compensation and Development Committee of the Board of Directors. None of the restricted stock grants have performance criteria. The compensation expense for these awards is recognized over the vesting period. In 2002, compensation expense relating to restricted stock awards totaled $1.5 million. The shares carry full voting and dividend rights but may not be assigned or transferred. The Company has authorized a maximum of 750,000 shares of common stock for issuance to employees as restricted stock.

Non Employee Director Stock Plan

     Under this plan, on the date of initial election to the Company's Board of Directors, and on the date of each Annual Meeting of Stockholders thereafter, each director who is not an employee of the Company is granted 2,000 shares of restricted stock at no cost to the directors. The restricted shares vest in equal installments over a three-year period beginning on the first anniversary of the grant date, subject to the director's continued service. The compensation expense for these awards is recognized over the vesting period. The shares carry full voting and dividend rights but may not be assigned or transferred until vested. The Company

                          IMAGISTICS INTERNATIONAL INC.

has authorized a maximum of 100,000 shares of common stock for issuance under this plan. The Company recorded minimal compensation expense in 2002 and 2001 related to these shares.

     The following table summarizes information about the non-employee director stock plan:

                                                                        YEAR ENDED DECEMBER 31,
                                                       ----------------------------------------------------------
                                                                  2002                          2001
                                                       ----------------------------  ----------------------------
                                                                         WEIGHTED                     WEIGHTED
                                                                        AVERAGE                       AVERAGE
                                                          SHARES       FAIR VALUE        SHARES      FAIR VALUE
                                                       ------------- --------------  -------------- -------------
Shares outstanding at the beginning of the year              10,000    $     11.75               -    $      -
Granted                                                      14,000    $     16.73          10,000    $    11.75
                                                       -------------                 --------------
Shares outstanding at end of the year                        24,000                         10,000
                                                       =============                 ==============
Vested at the end of the year                                 3,335                              -
                                                       =============                 ==============

Employee Stock Purchase Plans

     In May 2002, the Company's Board of Directors adopted the Employee Stock Purchase Plan. Under this plan, a total of 1,000,000 shares of the Company's common stock have been reserved for issuance. The plan, which is intended to qualify as an employee stock purchase plan within the meaning of Section 423 of the Internal Revenue Code, provides for consecutive six-month offering periods and enables substantially all eligible United States employees to purchase shares of Imagistics common stock at a discounted offering price. The price would be equal to 85% of the lesser of the average high and low price of Imagistics common stock on the New York Stock Exchange on the first or last business day of the offering period. Offering periods began on July 1, 2002 and January 1, 2003. Participation in the plan is voluntary. Employees are eligible to participate in the plan if they are employed by the Company, or a United States subsidiary of the Company, for at least 20 hours per week. The plan permits eligible employees to purchase common stock through payroll deductions, which may not exceed 10% of an employee's compensation, subject to certain limitations. Employees may modify or end their participation at any time during the offering period, subject to certain limitations. Participation ends automatically on termination of employment with the Company.

     Prior to the Distribution, the Company's employees participated in the Pitney Bowes' United States and United Kingdom Employee Stock Purchase Plan ("ESPP"). The Pitney Bowes' United States ESPP enabled substantially all employees to purchase shares of Pitney Bowes common stock at a discounted offering price. In 2000, the offering price was 90% of the average closing price of Pitney Bowes common stock on the New York Stock Exchange for the 30-day period preceding the offering date. At no time was the exercise price less than the lowest permitted under section 423 of the Internal Revenue Code. The Pitney Bowes' United Kingdom ESPP enabled eligible employees of participating U.K. subsidiaries to purchase shares of Pitney Bowes stock at a discounted offering price.

Stockholder Rights Plan

     Prior to the Distribution, the Board of Directors adopted a stockholder rights plan (the "Rights Plan") under which one right (the "Right") was issued for each share of common stock. The description and terms of the Rights Plan and Rights are set forth in a Rights Agreement between the Company and EquiServe, as Rights Agent.

     The Rights will become exercisable on the Rights Distribution Date, which is the earlier of ten business days after a person has acquired 15% or more of the outstanding shares of the Company's common stock (an "Acquiring Person") or ten business days (or such later date as the Company's Board of Directors may designate before any person has become an Acquiring Person) after the commencement by a person of a tender or exchange offer that would result in such person becoming an Acquiring Person. Rights owned by an Acquiring Person will be void after the Rights Distribution Date.

     The Rights are not exercisable prior to the Rights Distribution Date. Prior to the Rights Distribution Date, the Rights will be evidenced by and transferred with the Company's common stock. After the Rights Distribution Date, the Rights Agent will mail separate certificates evidencing the Rights to each registered holder of the Company's common stock, and thereafter the Rights will be transferable separately from the Company's common stock.

                          IMAGISTICS INTERNATIONAL INC.

     After the Rights Distribution Date, but before any person has become an Acquiring Person, each Right will entitle the registered holder to purchase from the Company one one-hundredth of a share of Series A junior participating preferred stock at a price of $100.00 (the "Purchase Price"). If any person has become an Acquiring Person and the Company is not involved in a merger or other business combination or sale of 50% or more of the assets or earnings power of the Company, each Right will entitle the registered holder to purchase for the Purchase Price a number of shares of the Company's common stock having a market value of twice the Purchase Price. If the Company is involved in a merger or other business combination or sale of 50% or more of the assets or earnings power of the Company, each Right will entitle the registered holder to purchase for the Purchase Price a number of shares of the common stock of the other party to the business combination or sale having a market value of twice the Purchase Price.

     At any time after any person has become an Acquiring Person, but before any person becomes the beneficial owner of 50% or more of the outstanding shares of the Company's common stock or the Company is involved in a merger or other business combination or sale of 50% or more of the assets or earnings power of the Company, the Board of Directors may exchange all or part of the Rights for shares of the Company's common stock at an exchange ratio of one share of the Company's common stock per Right. Before any person becomes an Acquiring Person, the Board of Directors may redeem all or part of the Rights at a price of $0.01 per Right. The Rights will expire ten years from the Distribution and the Board of Directors may amend the Rights Agreement and Rights as long as the Rights are redeemable. The Rights Agreement contains antidilution provisions designed to prevent efforts to diminish the effectiveness of the Rights.

13. EMPLOYEE BENEFIT PLANS

Imagistics 401(k) Plan

     Substantially all of the Company's employees are eligible to participate in the Imagistics 401(k) plan that was established in 2001. Under the plan, the Company matches 100% of contributions to the plan of between 1% and 4% of a participant's compensation, and 50% of contributions to the plan from 5% to 6% of a participant's compensation, up to certain limitations required by government laws or regulations. Contributions to the plan on behalf of employees of the Company were $4.3 million for the year ended December 31, 2002.

     Prior to the Distribution, the Company's employees participated in Pitney Bowes' profit sharing and savings plan. Substantially all of Pitney Bowes' domestic employees were eligible to participate in the plan under which Pitney Bowes made matching contributions of 100% of a participant's contributions of at least 1% of a participant's eligible compensation up to 4% of the participant's eligible compensation, subject to limitations required by government laws or regulations. In addition, Pitney Bowes made an employer contribution to all participants based upon the increase in the stock price of Pitney Bowes shares from year to year. Contributions to the plan on behalf of employees of the Company were $3.1 million for the period January 1, 2001 through the Distribution and $2.3 million for the year ended December 31, 2000.

Pitney Bowes' Plans

     The Company does not offer a defined benefit pension plan. Prior to the Distribution, the Company's employees participated in Pitney Bowes' defined benefit pension plan, which covers substantially all Pitney Bowes employees. In general, those Pitney Bowes employees who became employees of the Company following the Distribution will cease accruing benefits under the Pitney Bowes pension plan but will maintain their vested rights in the Pitney Bowes pension plan. Certain of our employees whose combined age and years of service with Pitney Bowes totaled more than 50 as of the Distribution, will continue to participate in the Pitney Bowes pension plan for up to three years following the Distribution. Pitney Bowes' funding policy is to contribute annual amounts as needed based on actuarial and economic assumptions designed to achieve adequate funding of projected benefit obligations. The net periodic pension benefit allocated to the Company associated with the Pitney Bowes defined benefit pension plan was $1.7 million for the period January 1, 2001 through the Distribution and $1.9 million for the year ended December 31, 2000. Benefits provided under Pitney Bowes' defined benefit pension plan were primarily based on the employee's age, years of service and compensation.

     The Company does not offer post retirement plans. Prior to the Distribution, the Company's employees participated in Pitney Bowes' post retirement plans that provide certain healthcare and life insurance benefits to eligible retirees and their dependents. Substantially all of Pitney Bowes' U.S. employees become eligible for these benefits if they have met certain age and service requirements at retirement. The costs of these benefits were recognized over the period the employee provided credited service to the Company. Postretirement benefit costs incurred on behalf of employees of the Company were $1.6 million for the period January 1, 2001 through the Distribution and $1.8 million for the year ended December 31, 2000. The liability and related future

                          IMAGISTICS INTERNATIONAL INC.

payments associated with Pitney Bowes' post retirement plans are Pitney Bowes' responsibility. Company employees who attained age 55 and completed at least 10 years of combined service with Pitney Bowes and the Company as of or within three years following the Distribution will be eligible for retiree medical benefits under the Pitney Bowes Retiree Medical Plan when they retire from the Company.

     The costs associated with these plans will be borne by Pitney Bowes.

14. RELATED PARTY TRANSACTIONS

     The Company and Pitney Bowes entered into a transition services agreement that provides for Pitney Bowes to provide certain services to the Company at cost for a limited time following the Distribution. These services include information technology, computing, telecommunications, accounting, field service of equipment and dispatch call center services. The Company and Pitney Bowes have agreed to an extension until June 30, 2003 or, upon the Company's request, December 31, 2003, of the transition services agreement as it relates to information technology and related services. Services provided under this extension are at negotiated market rates. For the year ended December 31, 2002 and for the period from December 3, 2001 through December 31, 2001, the Company paid Pitney Bowes $20.4 million and $3.5 million, respectively, in connection with the transition services agreement.

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

15. ACQUISITIONS

     During the year ended December 31, 2001, the Company acquired one independent dealer in a remote geographic area for the expansion of sales and service capabilities. The aggregate purchase price was $1.0 million, of which a net $0.4 million was allocated to the assets acquired and the liabilities assumed based on their fair values at the date of acquisition and $0.6 million to goodwill.

     During the year ended December 31, 2000, the Company acquired nine independent dealers in remote geographic areas, for the expansion of sales and service capabilities. The aggregate purchase price was $8.7 million, of which a net $0.5 million was allocated to the assets acquired and the liabilities assumed based on their fair values at the date of acquisition and $8.2 million to goodwill.

     The above acquisitions were accounted for using the purchase method of accounting and, accordingly, the results of the acquired businesses have been included in the Company's consolidated financial statements from the respective date of acquisition.

     The following table presents the unaudited pro forma consolidated results of operations for the years ended December 31, 2001 and 2000 as if the acquisitions completed in 2001 and 2000 had been completed on January 1, 2000:

                                                YEAR ENDED DECEMBER 31,
                                                   2001           2000
                                              -------------  -------------
Revenues                                       $   626,076    $   646,438
Net income                                     $    12,559    $    64,205

                          IMAGISTICS INTERNATIONAL INC.

16. SUBSEQUENT EVENT

Long-term debt

      On March 5, 2003, the Credit Agreement was amended to increase the total amount of stock permitted to be repurchased from $58 million to $78 million, to reduce the minimum EBITDA covenant to $100 million for the remainder of the term of the Credit Agreement and to revise the limitation on capital expenditures.

17. QUARTERLY FINANCIAL DATA (UNAUDITED)

     Summarized quarterly financial data for 2002 and 2001 follows:

                                                                   THREE MONTHS ENDED
                                            MARCH 31            JUNE 30             SEPT. 30            DEC. 31
                                        -----------------  -----------------  -----------------  -----------------
2002
----
Total revenue                            $       155,161    $       158,291    $       156,069    $       160,409
Income before income taxes               $         6,394    $         7,271    $         6,895    $         6,789
Net income                               $         3,856    $         4,381    $         4,155    $         4,051
Basic earnings per share                 $          0.20    $          0.23    $          0.23    $          0.23
Diluted earnings per share               $          0.19    $          0.22    $          0.22    $          0.22
Common stock price-high/low              $17.80 - $12.25    $21.73 - $15.70    $21.85 - $16.30    $21.64 - $14.10

2001
----
Total revenue                            $       151,166    $       157,853    $       158,322    $       158,735
Income before income taxes               $        14,989    $         5,892    $           388    $          (308)
Net income                               $         9,099    $         3,495    $           282    $          (317)
Basic earnings per share                 $          0.47    $          0.18    $          0.01    $         (0.01)
Diluted earnings per share               $          0.47    $          0.18    $          0.01    $         (0.01)
Common stock price-high/low                     N/A                N/A                N/A         $12.70 -  $8.50

     The Company's stock began trading on December 3, 2001.



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   (a) Information concerning the directors of Imagistics is set forth under the headings "Election of Directors", "Nominees for Election to Terms Expiring at the 2006 Annual Meeting", "Incumbent Directors Whose Terms Expire at the 2005 Annual Meeting", "Incumbent Directors Whose Terms Expire at the 2004 Annual Meeting", "Committees of the Board of Directors" and "Directors Compensation" in the Imagistics Proxy Statement for the 2003 Annual Meeting of Stockholders and is incorporated herein by reference.

   (b) Information concerning executive officers of Imagistics is set forth under the caption "EXECUTIVE OFFICERS OF THE REGISTRANT" in
         Part I, Item 4 of this report.

   (c) Information concerning compliance with beneficial ownership reporting requirements is set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Imagistics Proxy Statement for the 2003 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     Information concerning executive compensation is set forth under the headings "Executive Officer Compensation", "Executive Contracts and Severance and Change of Control Arrangements" and "Report on Executive Compensation" in the Imagistics Proxy Statement for the 2003 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     Information concerning shares of Imagistics equity securities beneficially owned by certain beneficial owners and by management is set forth under the heading "Security Ownership" in the Imagistics Proxy Statement for the 2003 Annual Meeting of Stockholders and is incorporated herein by reference. Information regarding securities authorized for issuance under our equity compensation plans is set forth in Part II, Item 5 of this report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

ITEM 14. CONTROLS AND PROCEDURES

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

                                     PART IV


ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a) The following financial statements are filed as part of this Annual Report on Form 10-K under "Item 8. Financial Statements and Supplementary Data" in Part II of this report:

          1.  Financial Statements

                 Consolidated Statement of Operations for each of the three years in the period ended December 31, 2002

                 Consolidated Balance Sheets at December 31, 2002 and 2001

                 Consolidated Statements of Changes in Stockholder's Equity and Comprehensive Income (Loss) for each of the three years in the period ended December 31, 2002

                 Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2002

                 Notes to Consolidated Financial Statements

                 Report of Independent Accountants

          2. Financial Statement Report and Schedule filed as part of this report pursuant to Item 8 of this report:

                 Report of PricewaterhouseCoopers LLP dated February 4, 2003 on the company's financial statement schedule filed as part hereof for the fiscal years ended December 31, 2002, 2001 and 2000.

                 Schedule No. II - Valuation and Qualifying Accounts

                 Financial statement schedules not included with this report have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or the notes thereto.

          3. Exhibits. Those exhibits required to be filed by Item 601 of Regulation S-K are listed in the Exhibit Index included in this report below.

    (b)  Reports on Form 8-K.

          During the quarter ended December 31, 2002, no Current Reports on Form 8-K were filed.

    (c)  Exhibits.

          The following documents are filed as exhibits hereto:

EXHIBIT
NUMBER          DESCRIPTION
-------         -----------

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

10.4 Intellectual Property Agreement between Pitney Bowes Inc. and Imagistics International Inc. (3)
10.5 Reseller Agreement between Pitney Bowes Management Services and Imagistics International Inc. (3)
10.6 Reseller Agreement between Pitney Bowes of Canada and Imagistics International Inc. (3)
10.7 Vendor Financing Agreement between Pitney Bowes Credit Corporation and Imagistics International Inc. (3)
10.8 Form of Sublease Agreement between Pitney Bowes Inc. and Imagistics International Inc. (2)
10.9 Form of Sublease and License Agreement between Pitney Bowes Inc. and Imagistics International Inc. (2)
10.10 Form of Assignment and Novation Agreement between Pitney Bowes Inc. and Imagistics International Inc. (2)
10.11    Imagistics International Inc. 2001 Stock Plan (1)
10.12    Imagistics International Inc. Key Employees' Incentive Plan (3)
10.13    Imagistics International Inc. Non-Employee Directors' Stock Plan (1)
10.14    Letter Agreement between Pitney Bowes Inc. and Marc C. Breslawsky (1)
10.15    Letter Agreement between Pitney Bowes Inc. and Joseph D. Skrzypczak (1)
10.16    Letter Agreement between Pitney Bowes Inc. and Mark S. Flynn (1)
10.17 Credit Agreement between Imagistics International Inc. and Merrill Lynch & Co., Merrill Lynch, Pierce Fenner & Smith Incorporated, as Syndication Agent, Fleet Capital Corporation, as Administrative Agent
         (3)
10.18 Rights Agreement between Imagistics International Inc. and EquiServe Trust Company, N.A. (3)
10.19 Employment Agreement between Imagistics International Inc. and Marc C. Breslawsky (3)
10.20    Employment Agreement between Imagistics International Inc. and Joseph
         D. Skrzypczak (3)
10.21 Employment Agreement between Imagistics International Inc. and Christine B. Allen (3)
10.22 Employment Agreement between Imagistics International Inc. and John C. Chillock (3)
10.23 Employment Agreement between Imagistics International Inc. and Chris C. Dewart (3)
10.24 Employment Agreement between Imagistics International Inc. and Mark S. Flynn (3)
10.25 Employment Agreement between Imagistics International Inc. and Nathaniel M. Gifford (3)
10.26    Employment Agreement between Imagistics International Inc. and Joseph
         W. Higgins (3)
10.27 Amendment No. 1 to Credit Agreement between Imagistics International Inc. and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith, as Syndication Agent, Fleet Capital Corporation, as Administrative Agent, and the Lenders identified therein (4)
10.28 Amendment No. 2 to Credit Agreement between Imagistics International Inc. and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith, as Syndication Agent, Fleet Capital Corporation, as Administrative Agent, and the Lenders identified therein (5)
10.29    First Amendment to Imagistics International Inc. 2001 Stock Plan (6)
10.30 First Amendment to Rights Agreement between Imagistics International Inc. and EquiServe Trust Company, N.A. (6)
10.31 Amendment No. 3 to Credit Agreement between Imagistics International Inc. and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith, as Syndication Agent, Fleet Capital Corporation, as Administrative Agent, and the Lenders identified therein (7)
10.32 Amendment No. 1 to Transition Services Agreement between Pitney Bowes Inc. and Imagistics International Inc.
21.1     Subsidiaries of Imagistics International Inc.
23.1     Consent of PricewaterhouseCoopers LLP

------------------------
(1) Incorporated by reference to Amendment No. 1 to the Registrant's Form 10 filed July 13, 2001.
(2) Incorporated by reference to Amendment No. 2 to the Registrant's Form 10 filed August 13, 2001.
(3)      Incorporated by reference to Registrant's Form 10-K filed March 28,
         2002.
(4)      Incorporated by reference to Registrant's Form 10-Q filed May 14, 2002.
(5)      Incorporated by reference to the Registrant's Form 8-K dated July 23,
         2002.
(6)      Incorporated by reference to the Registrant's Form 10-Q filed August
         14, 2002.
(7)      Incorporated by reference to the Registrant's Form 8-K dated March 7,
         2003.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     IMAGISTICS INTERNATIONAL INC.

                                     By /s/ MARC C. BRESLAWSKY
                                        ----------------------
                                            Marc C. Breslawsky
                                            Chairman and Chief Executive Officer

Dated: March 28, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                                                    TITLE                              DATE

           /s/ MARC C. BRESLAWSKY              Chairman, Chief Executive Officer and Director    March 28, 2003
               ------------------
           Marc C. Breslawsky


           /s/ JOSEPH D. SKRZYPCZAK            Chief Financial Officer                           March 28, 2003
               --------------------
           Joseph D. Skrzypczak


           /s/ TIMOTHY E. COYNE                Vice President, Corporate Controller              March 28, 2003
               ----------------
           Timothy E. Coyne                    Principal Accounting Officer


           /s/ THELMA R. ALBRIGHT              Director                                          March 28, 2003
               ------------------
           Thelma R. Albright


           /s/ T. KEVIN DUNNIGAN               Director                                          March 28, 2003
             -------------------
           T. Kevin Dunnigan


           /s/ IRA D. HALL                     Director                                          March 28, 2003
             -------------
           Ira D. Hall


           /s/ CRAIG R. SMITH                  Director                                          March 28, 2003
             ----------------
           Craig R. Smith


           /s/ JAMES A. THOMAS                 Director                                          March 28, 2003
             -----------------
           James A. Thomas

                                  CERTIFICATION

I, Marc C. Breslawsky, certify that,

1. I have reviewed this annual report on Form 10-K of Imagistics International Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date:  March 28, 2003                              /s/ MARC C. BRESLAWSKY
                                                       ------------------
                                                   Marc C. Breslawsky
                                                   Chief Executive Officer

                                  CERTIFICATION


I, Joseph D. Skrzypczak, certify that,

1. I have reviewed this annual report on Form 10-K of Imagistics International Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  March 28, 2003                              /s/ JOSEPH D. SKRZYPCZAK
                                                       --------------------
                                                   Joseph D. Skrzypczak
                                                   Chief Financial Officer

                       REPORT OF INDEPENDENT ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULE

TO THE STOCKHOLDERS AND BOARD OF DIRECTORS OF IMAGISTICS INTERNATIONAL INC.

Our audits of the consolidated financial statements referred to in our report dated February 4, 2003, except for Note 16, as to which the date is March 5, 2003, appearing in the 2002 Annual Report on Form 10-K of Imagistics International Inc. also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



/s/PricewaterhouseCoopers LLP
Stamford, Connecticut
February 4, 2003, except for Note 16, as to which the date is March 5, 2003

                          IMAGISTICS INTERNATIONAL INC.

      SCHEDULE (II) - VALUATION AND QUALIFYING ACCOUNTS FOR THE YEARS ENDED
                        DECEMBER 31, 2000, 2001 AND 2002
                                  (THOUSANDS)

                                              BALANCE AT
                                             BEGINNING OF     CHARGES, COSTS                        BALANCE AT
                                                PERIOD         AND EXPENSES       DEDUCTIONS       END OF PERIOD
                                                ------         ------------       ----------       -------------
Allowance for doubtful accounts:
      2000                                  $        2,112     $        3,801   $        (2,921)  $        2,992
      2001                                  $        2,992     $       12,089   $        (8,893)  $        6,188
      2002                                  $        6,188     $        4,886   $        (5,282)  $        5,792


                                              BALANCE AT
                                             BEGINNING OF      ADDITIONS TO        CHARGES/         BALANCE AT
                                                PERIOD           ALLOWANCE          RETURNS        END OF PERIOD
                                                ------           ---------          -------        -------------
Sales returns and allowances:
      2000                                  $            -     $        8,356   $        (8,356)  $            -
      2001                                  $            -     $        8,777   $        (8,127)  $          650
      2002                                  $          650     $        8,895   $        (8,025)  $        1,520