Form 10-Q
period 2003-03-31
IMAGISTICS INTERNATIONAL INC
filed 2003-05-15
CIK 1137019

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549





                                    FORM 10-Q

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
          FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes X No __

Number of shares of Imagistics Common Stock, par value $ .01 per share, outstanding as of April 30, 2003: 17,158,228



================================================================================

                          IMAGISTICS INTERNATIONAL INC.

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION....................................................................................  3

ITEM 1.   FINANCIAL STATEMENTS....................................................................................  3
            Consolidated Income Statements for the three months ended March 31, 2003 and 2002 (Unaudited).........  3
            Consolidated Balance Sheets as of March 31, 2003 (Unaudited) and December 31, 2002....................  4
            Consolidated Statements of Cash Flows for the three months ended March 31, 2003 and 2002 (Unaudited)..  5
            Notes to Consolidated Financial Statements............................................................  6

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
            OF OPERATIONS......................................................................................... 15

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.............................................. 23

ITEM 4.   CONTROLS AND PROCEDURES................................................................................. 23

PART II - OTHER INFORMATION....................................................................................... 24

ITEM 1.   LEGAL PROCEEDINGS....................................................................................... 24

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K........................................................................ 24

SIGNATURES........................................................................................................ 26

CERTIFICATIONS.................................................................................................... 27

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          IMAGISTICS INTERNATIONAL INC.

                         CONSOLIDATED INCOME STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                         FOR THE THREE MONTHS ENDED
                                                                                 MARCH 31,
                                                                       -------------------------------
                                                                             2003             2002
                                                                       --------------  ---------------
Revenue:
    Sales                                                               $     73,053    $      75,129
    Rentals                                                                   57,068           58,552
    Support services                                                          20,801           21,480
                                                                       --------------  ---------------
Total revenue                                                                150,922          155,161
    Cost of sales                                                             45,244           49,216
    Cost of rentals                                                           19,171           21,898
    Selling, service and administrative expenses                              76,865           75,453
                                                                       --------------  ---------------
Operating income                                                               9,642            8,594
    Interest expense                                                           1,629            2,200
                                                                       --------------  ---------------
Income before income taxes                                                     8,013            6,394
    Provision for income taxes                                                 3,247            2,538
                                                                       --------------  ---------------
Net income                                                              $      4,766    $       3,856
                                                                       ==============  ===============



Earnings per share:
    Basic                                                               $       0.28    $        0.20
                                                                       ==============  ===============
    Diluted                                                             $       0.27    $        0.19
                                                                       ==============  ===============

Shares used in computing earnings per share:
    Basic                                                                 17,228,940       19,463,220
                                                                       ==============  ===============
    Diluted                                                               17,780,016       19,859,172
                                                                       ==============  ===============















                 See Notes to Consolidated Financial Statements

                          IMAGISTICS INTERNATIONAL INC.

                           CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                        MARCH 31,     DECEMBER 31,
                                                                          2003            2002
                                                                      -------------   -------------
                                                                       (UNAUDITED)
ASSETS
Current assets:
    Cash                                                               $    26,480     $    31,325
    Accounts receivable, less allowances of $8,554 and $5,792 at
      March 31, 2003 and December 31, 2002, respectively                    76,443          84,142
    Accrued billings                                                        26,518          26,125
    Inventories                                                            105,516         106,002
    Current deferred taxes on income                                        21,605          20,518
    Other current assets and prepaid expenses                                7,231           5,173
                                                                      -------------   -------------
        Total current assets                                               263,793         273,285
Property, plant and equipment, net                                          47,174          43,812
Rental equipment, net                                                       82,103          88,433
Goodwill, net                                                               52,600          52,600
Other assets                                                                 6,286           6,776
                                                                      -------------   -------------
        Total assets                                                   $   451,956     $   464,906
                                                                      =============   =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

    Current portion of long-term debt                                  $       749     $       749
    Accounts payable and accrued liabilities                                71,672          77,590
    Advance billings                                                        26,825          27,243
                                                                      -------------   -------------
        Total current liabilities                                           99,246         105,582
Long-term debt                                                              73,212          73,399
Deferred taxes on income                                                    16,705          15,320
Other liabilities                                                            5,005           6,358
                                                                      -------------   -------------
        Total liabilities                                                  194,168         200,659
Commitments and contingencies (see Note 8)                                       -               -
Stockholders' equity:
    Preferred stock ($1.00 par value; 10,000,000 shares authorized,
      none issued at March 31, 2003 and December 31, 2002)                       -               -
    Common stock ($0.01 par value; 150,000,000 shares authorized,
      19,823,812 and 19,813,517 issued at March 31, 2003
      and December 31, 2002, respectively)                                     198             198
    Additional paid-in-capital                                             294,542         294,370
    Retained earnings                                                       19,288          14,522
    Treasury stock, at cost (2,539,760 and 1,936,760 at
      March 31, 2003 and December 31, 2002, respectively)                  (48,410)        (36,549)
    Unearned compensation                                                   (2,829)         (3,217)
    Accumulated other comprehensive loss                                    (5,001)         (5,077)
                                                                      -------------   -------------
        Total stockholders' equity                                         257,788         264,247
                                                                      -------------   -------------
        Total liabilities and stockholders' equity                     $   451,956     $   464,906
                                                                      =============   =============





                 See Notes to Consolidated Financial Statements

                          IMAGISTICS INTERNATIONAL INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                                       THREE MONTHS ENDED MARCH 31,
                                                                         2003               2002
                                                                      -------------   -------------
Cash flows from operating activities:
    Net income                                                         $     4,766     $     3,856
    Adjustments to reconcile net income to net cash
    provided by operating activities:
       Depreciation and amortization                                        18,981          20,129
       Provision for bad debt                                                2,602           1,162
       Provision for inventory obsolescence                                  1,533           3,796
       Deferred taxes on income                                                297           2,703
       Change in assets and liabilities:
          Accounts receivable                                                5,097          10,353
          Accrued billings                                                    (392)             47
          Inventories                                                       (1,047)         (4,071)
          Other current assets and prepaid expenses                         (2,058)            284
          Accounts payable and accrued liabilities                          (5,919)          8,052
          Advance billings                                                    (418)           (884)
       Other, net                                                             (966)           (691)
                                                                      -------------   -------------
          Net cash provided by operating activities                         22,476          44,736
Cash flows from investing activities:
    Expenditures for rental equipment assets                               (10,622)        (10,575)
    Expenditures for property, plant and equipment                          (4,824)         (4,257)
                                                                      -------------   -------------
          Net cash used in investing activities                            (15,446)        (14,832)
Cash flows from financing activities:
    Exercises of stock options, including purchases
       under employee stock purchase plan                                      909               -
    Purchases of treasury stock                                            (12,597)           (134)
    Repayments under term loan                                                (187)              -
    Repayments under revolving credit facility                                   -         (17,250)
                                                                      -------------   -------------
          Net cash used in financing activities                            (11,875)        (17,384)
                                                                      -------------   -------------
(Decrease) increase in cash                                                 (4,845)         12,520
Cash at beginning of period                                                 31,325          18,844
                                                                      -------------   -------------
Cash at end of period                                                  $    26,480     $    31,364
                                                                      =============   =============












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

     Basis of presentation

     The unaudited interim consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission (the "SEC") and, in the opinion of the Company, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of results of operations, financial position and cash flows as of and for the periods presented. Certain previously reported amounts have been reclassified to conform to the current year presentation.

     The Company believes that the disclosures contained in the unaudited interim consolidated financial statements are adequate to keep the information presented from being misleading. The results for the three months ended March 31, 2003 are not necessarily indicative of the results for the full year. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K for the year ended December 31, 2002 filed with the SEC on March 28, 2003.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

                          IMAGISTICS INTERNATIONAL INC.

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

     Stock-based employee compensation

     The Company accounts for its stock-based employee compensation plans under the recognition and measurement provisions of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees", and related interpretations. The Company recognizes stock-based compensation expense on its restricted stock over the vesting period. The Company does not recognize stock-based compensation expense in its reported results as all options granted, other than adjustment options in connection with the Distribution, had an exercise price equal to the market value of the underlying common stock on the date of grant.

     The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation:


                                                                           THREE MONTHS ENDED MARCH 31,
                                                                             2003               2002
                                                                         ------------       ------------
Net income, as reported                                                    $   4,766         $    3,856
Compensation expense based on the
   fair value method, net of related tax effects                                 449                447
                                                                         ------------       ------------
Pro forma net income                                                       $   4,317         $    3,409
                                                                         ============       ============

Basic earnings per share:
     As reported                                                           $    0.28         $     0.20
     Pro forma                                                             $    0.25         $     0.18

Diluted earnings per share:
     As reported                                                           $    0.27         $     0.19
     Pro forma                                                             $    0.24         $     0.17

                          IMAGISTICS INTERNATIONAL INC.

     Recent Accounting Pronouncements

     In April 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and hedging relationships designated after June 30, 2003 and all provisions should be applied prospectively. The provisions of SFAS No. 149 that relate to SFAS No. 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. Certain provisions relating to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to existing contracts as well as new contracts entered into after June 30, 2003. The Company is evaluating the provisions of SFAS No. 149 and whether the implementation of this statement will have a material impact on the Company's financial position, results of operations or cash flows.

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

     In November 2002, the FASB Emerging Issues Task Force reached a consensus on issue No. 00-21 "Accounting for Revenue Arrangements with Multiple Deliverables" ("EITF 00-21"). EITF 00-21 applies to certain contractually binding arrangements under which a company performs multiple revenue generating activities and requires that all companies account for each element within an arrangement with multiple deliverables as separate units of accounting if (a) the delivered item has value on a stand-alone basis, (b) there is objective and reliable evidence of fair value and (c) the amount of the total arrangement consideration is fixed. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF 00-21 will not have a material impact on the Company's financial position, results of operations or cash flows.

3. GOODWILL AND GOODWILL AMORTIZATION

     Effective January 1, 2002, the Company adopted SFAS No. 142 "Goodwill and Other Intangible Assets", which requires that goodwill and certain other intangible assets having indefinite lives no longer be amortized to earnings, but instead be tested for impairment annually as well as on an interim basis if events or changes in circumstances indicate that goodwill might be impaired. The Company performed its annual test for impairment using the discounted cash flow valuation method as of October 1, 2002, and, based on that review, has determined that its recorded goodwill was not impaired. For the three months ended March 31, 2003, there were no events or changes in circumstances that would indicate that goodwill might be impaired. For the three months ended March 31, 2003 and 2002, there was no goodwill amortization. The carrying value of goodwill of $52.6 million as of March 31, 2003 is attributable to the United States geographic segment.

4. SUPPLEMENTAL INFORMATION

     Inventories

     Inventories consisted of the following at March 31, 2003 and December 31, 2002:

                                                MARCH 31,        DECEMBER 31,

                                                  2003              2002
                                             ---------------   ----------------
Finished products                             $      79,918     $       77,447
Supplies and service parts                           25,598             28,555
                                             ---------------   ----------------
     Total inventories                        $     105,516     $      106,002
                                             ===============   ================

                          IMAGISTICS INTERNATIONAL INC.

     Fixed assets

     Fixed assets consisted of the following at March 31, 2003 and December 31, 2002:

                                                                          MARCH 31,        DECEMBER 31,
                                                                            2003               2002
                                                                      ----------------   ----------------
Land                                                                   $        1,356     $        1,356
Buildings and leasehold improvements                                           10,184             10,088
Machinery and equipment                                                        22,646             21,372
Computers and software                                                         39,949             36,483
                                                                      ----------------   ----------------
     Property, plant and equipment, gross                                      74,135             69,299
Accumulated depreciation                                                      (26,961)           (25,487)
                                                                      ----------------   ----------------
     Property, plant and equipment, net                                $       47,174     $       43,812
                                                                      ================   ================

Rental equipment, gross                                                $      361,628     $      365,793
Accumulated depreciation                                                     (279,525)          (277,360)
                                                                      ----------------   ----------------
     Rental equipment, net                                             $       82,103     $       88,433
                                                                      ================   ================


     Depreciation and amortization expense was $19.0 million and $20.1 million for the three months ended March 31, 2003 and 2002, respectively. Unamortized software costs totaled $22.8 million as of March 31, 2003 and $18.8 million as of December 31, 2002. Amortization expense on account of capitalized software totaled $0.1 million for the three months ended March 31, 2003. There was no amortization expense on account of capitalized software for the three months ended March 31, 2002.

     Current liabilities

     Accounts payable and accrued liabilities consisted of the following at March 31, 2003 and December 31, 2002:

                                                                        MARCH 31,        DECEMBER 31,
                                                                          2003               2002
                                                                     ----------------   ----------------
Accounts payable                                                      $       19,195     $       21,553
Accrued compensation and benefits                                              4,904              8,631
Other non-income taxes payable                                                 6,599              6,973
Other accrued liabilities                                                     40,974             40,433
                                                                     ----------------   ----------------
     Accounts payable and accrued liabilities                         $       71,672     $       77,590
                                                                     ================   ================


     Comprehensive income

     Comprehensive income consisted of the following for the three months ended March 31, 2003 and 2002:

                                                                             THREE MONTHS ENDED
                                                                                  MARCH 31,
                                                                            2003           2002
                                                                         -----------    -----------
Net income                                                                $   4,766      $   3,856
Translation adjustment                                                           47           (447)
Unrealized gain on cash flow hedges                                              29            644
                                                                         -----------    -----------
     Comprehensive income                                                 $   4,842      $   4,053
                                                                         ===========    ===========


     The Company had interest rate swap agreements in the aggregate notional amount of $72 million at both March 31, 2003 and December 31, 2002 designated as cash flow hedges. The Company recorded a liability of $3,680 and $3,709 for the fair market value of the interest rate swap agreements at March 31, 2003 and December 31, 2002, respectively. The changes in the fair value of the outstanding swap agreements are included in accumulated other comprehensive loss in stockholders' equity.

                          IMAGISTICS INTERNATIONAL INC.

     Treasury stock

     The following table summarizes the Company's treasury stock transactions:

                                                                               TREASURY STOCK
                                                                           SHARES           COST
                                                                         -----------    -----------
Balance at December 31, 2002                                              1,936,760      $  36,549
Repurchases under stock buy back program                                    642,000         12,597
Purchases under employee stock purchase plan                                (39,000)          (736)
                                                                         -----------    -----------
Balance at March 31, 2003                                                 2,539,760      $  48,410
                                                                         ===========    ===========

     Cash flow information

     Cash paid for income taxes was $1,898 and $1,078 for the three months ended March 31, 2003 and 2002, respectively. Cash paid for interest was $1,424 and $2,285 for the three months ended March 31, 2003 and 2002, respectively.

5. BUSINESS SEGMENT INFORMATION

     Geographic information

     The Company operates in two reportable segments based on geographic area: the United States and the United Kingdom. Revenues are attributed to geographic regions based on where the revenues are derived.

                                                                          THREE MONTHS ENDED MARCH 31,
                                                                         ------------------------------
                                                                              2003            2002
                                                                         -------------    -------------
Revenues:
     United States                                                        $    145,503     $   149,732
     United Kingdom                                                              5,419           5,429
                                                                         -------------    -------------
         Total revenues                                                   $    150,922     $   155,161
                                                                         =============    =============

Income before income taxes:
     United States                                                        $      6,901     $     5,548
     United Kingdom                                                              1,112             846
                                                                         -------------    -------------
         Total income before income taxes                                 $      8,013     $     6,394
                                                                         =============    =============

     Revenues from Pitney Bowes, substantially all of which are generated in the United States segment, consisted of the following for the three months ended March 31, 2003 and 2002:

                                                                               THREE MONTHS ENDED
                                                                                    MARCH 31,
                                                                              2003            2002
                                                                         -------------    -------------
Revenues from Pitney Bowes:
     Pitney Bowes Canada                                                  $     6,369      $     5,540
     Other subsidiaries of Pitney Bowes                                         6,421            6,124
                                                                         -------------    -------------
         Sub-total                                                             12,790           11,664
     Pitney Bowes Credit Corporation                                           21,436           22,158
                                                                         -------------    -------------
         Total                                                            $    34,226      $    33,822
                                                                         =============    =============

      For the periods presented, Pitney Bowes Credit Corporation ("PBCC") was the Company's primary lease vendor and the Company expects PBCC to continue as the Company's primary lease vendor in the future. However, if PBCC were to cease being

                          IMAGISTICS INTERNATIONAL INC.

the Company's primary lease vendor, the Company is confident that it could obtain a replacement primary lease vendor with substantially the same lease terms as PBCC. No other single customer or controlled group represented 10% or more of the Company's revenues.

                                                                         MARCH 31,        DECEMBER 31,
                                                                           2003               2002
                                                                     -----------------  ----------------
Identifiable long-lived assets:
     United States                                                    $       184,050    $      187,310
     United Kingdom                                                             4,113             4,311
                                                                     -----------------  ----------------
         Total identifiable long-lived assets                         $       188,163    $      191,621
                                                                     =================  ================

Total assets:
     United States                                                    $       426,989    $      440,508
     United Kingdom                                                            24,967            24,398
                                                                     -----------------  ----------------
         Total assets                                                 $       451,956    $      464,906
                                                                     =================  ================

     Identifiable long-lived assets in the United States at March 31, 2003 and December 31, 2002 include goodwill of $52.6 million.

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

     Most of the Company's product purchases are from overseas vendors, the majority of which are from a limited number of Japanese suppliers. Although the Company currently sources products from a number of manufacturers throughout the world, a significant portion of new copier equipment is currently obtained from two suppliers. If these suppliers were unable to deliver products for a significant period of time, the Company would be required to find replacement products from an alternative supplier or suppliers, which may not be available on a timely or cost effective basis. The Company's operating results could be adversely affected if a significant supplier is unable to deliver sufficient product.

6. EARNINGS PER SHARE CALCULATION

     Basic earnings per share was calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. The calculation of diluted earnings per share did not include 312,250 common shares and 23,395 common shares for the three months ended March 31, 2003 and 2002, respectively since they were antidilutive for the periods presented.

                          IMAGISTICS INTERNATIONAL INC.

     A reconciliation of the basic and diluted earnings per share computation is as follows:

                                                                           THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                         2003              2002
                                                                     -------------    -------------
Net income available to common stockholders                           $     4,766      $     3,856
                                                                     =============    =============

Weighted average common shares outstanding                             17,568,605       19,773,220
      Less: non-vested restricted stock                                   339,665          310,000
                                                                     -------------    -------------
Weighted average common shares for basic earnings per share            17,228,940       19,463,220
      Add: dilutive effect of restricted stock                            339,665          309,722
      Add: dilutive effect of stock options                               211,411           86,230
                                                                     -------------    -------------
Weighted average common shares and equivalents
   for diluted earnings per share                                      17,780,016       19,859,172
                                                                     =============    =============

Basic earnings per share                                              $      0.28      $      0.20
Diluted earnings per share                                            $      0.27      $      0.19


7. LONG-TERM DEBT

     Long-term debt consisted of the following at March 31, 2003 and December 31, 2002:

                                                                         MARCH 31,        DECEMBER 31,
                                                                           2003              2002
                                                                     ---------------   ----------------
Term loan                                                             $      73,961     $       74,148
Less: current maturities                                                        749                749
                                                                     ---------------   ----------------
     Total long-term debt                                             $      73,212     $       73,399
                                                                     ===============   ================

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

                          IMAGISTICS INTERNATIONAL INC.

     At March 31, 2003, two interest rate swap agreements in the notional amounts of $50 million and $22 million were outstanding, the aggregate fair value of which was an obligation of $3.7 million. This obligation is reported in other liabilities in the consolidated balance sheet and the unrealized loss relating to the outstanding swap agreements was included in other comprehensive loss in stockholders' equity. The Company routinely reviews its cash flow estimates in the normal course of business. Currently, the Company does not expect to realize any gains or losses relating to the interest rate swap agreements in the near term. Accordingly, the Company does not expect to reclassify any gains or losses from Accumulated Other Comprehensive Income into earnings in the near term.

     On March 5, 2003, the Credit Agreement was amended to increase the total amount of the Company's stock permitted to be repurchased from $58 million to $78 million, to reduce the minimum earnings before interest, taxes, depreciation and amortization (EBITDA) covenant to $100 million for the remainder of the term of the Credit Agreement and to revise the limitation on capital expenditures.

8. COMMITMENTS AND CONTINGENCIES

     Guarantees and indemnifications

     The Company has applied the disclosure provisions of FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Direct Guarantees of Indebtedness of Others", to its agreements that contain guarantee or indemnification clauses. FIN No. 45 expands the disclosure provisions required by SFAS No. 5, "Accounting for Contingencies", by requiring the guarantor to disclose certain types of guarantees, even if the likelihood of requiring the guarantor's performance is remote. The following is a description of the arrangements in which the Company is a guarantor.

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

     In each of these circumstances, payment by the Company is contingent on Pitney Bowes making a claim. As such, it is not possible to predict the maximum potential future payments under these agreements. As of March 31, 2003, the Company has not paid any amounts pursuant to the above indemnifications other than expenses incurred in connection with the defense and settlement of assumed claims asserted in connection with the operation of the Company in the ordinary course of business. The Company believes that if it were to incur a loss in any of these matters, such loss would not have a material effect on the Company's financial position, results of operations or cash flows.

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

     In connection with the Distribution, liabilities were transferred to the Company for matters where Pitney Bowes was a plaintiff or a defendant in lawsuits, relating to the business or products of the Company. The Company has not recorded liabilities for loss contingencies since the ultimate resolutions of the legal matters cannot be determined and a minimum cost or amount of loss cannot be reasonably estimated. In the opinion of the Company's management, none of these proceedings, individually or in

                          IMAGISTICS INTERNATIONAL INC.

the aggregate, should have a material adverse effect on the Company's financial position, results of operations or cash flows. There have been no significant changes in pending litigation since the filing of our Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

     Risks and uncertainties

      The Company has a limited history operating as an independent entity and may be unable to make the changes necessary to operate successfully as a stand-alone entity, or may incur greater costs as a stand-alone entity that may cause the Company's profitability to decline.

     Prior to the Distribution, the Company's business was operated by Pitney Bowes as a division of its broader corporate organization rather than as a separate stand-alone entity. Pitney Bowes assisted the Company by providing corporate functions such as legal, tax and information technology functions. Following the Distribution, Pitney Bowes has no obligation to provide assistance to the Company other than certain interim and transitional services to be provided by Pitney Bowes. Because the Company has a limited history operating as a stand-alone entity, there can be no assurance that the Company will be able to successfully implement the changes necessary to operate independently or will not incur additional costs as a result of operating independently. Each of these events would cause the Company's profitability to decline.

     The Company is implementing an enterprise resource planning ("ERP") system intended to replace the information technology ("IT") services provided by Pitney Bowes under the transition services agreement. Due to unanticipated delays in implementation of Phase II of the ERP system, the Company and Pitney Bowes have agreed to an extension until June 30, 2003 or, upon our request, December 31, 2003 of the transition services agreement as it relates to IT services. In January 2003, the Company received a favorable ruling from the Internal Revenue Service indicating that the extension of the transition services agreement as it relates to IT services, through December 2003, will not affect the tax-free nature of the spin-off. Any failure to implement the critical ERP applications appropriately by the given extension date would have a material adverse affect on our financial position, results of operations and cash flows.

9. SEPARATION AGREEMENTS

     The Company and Pitney Bowes entered into a transition services agreement that provides for Pitney Bowes to supply certain services to the Company at cost for a limited time following the Distribution. These services include information technology, computing, telecommunications, accounting, field service of equipment and dispatch call center services. The Company and Pitney Bowes have agreed to an extension until June 30, 2003 or, upon our request, December 31, 2003, of the transition services agreement as it relates to information technology and related services. Services provided under this extension are at negotiated market rates. For the three months ended March 31, 2003 and 2002, the Company paid Pitney Bowes $6.4 million and $7.2 million, respectively, in connection with the transition services agreement.

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

                          IMAGISTICS INTERNATIONAL INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the audited consolidated financial statements and the notes thereto, included in the Company's latest Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission on March 28, 2003, as well as the unaudited consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q. This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Please see "Risk Factors That Could Cause Results To Vary" and "Special Note About Forward-Looking Statements" for a discussion of the uncertainties, risks and assumptions associated with these forward-looking statements. Our actual results could differ materially from those forward-looking statements discussed in this section. For the purposes of the following discussion, unless the context otherwise requires, "Imagistics International Inc.", "Imagistics", and the" Company" refer to Imagistics International Inc. and subsidiary.

     The unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of the Company, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of results of operations, financial position and cash flows as of and for the periods presented. The Company believes that the disclosures contained in the unaudited consolidated financial statements are adequate to keep the information presented from being misleading. The results for the three months ended March 31, 2003 are not necessarily indicative of the results for the full year.

OVERVIEW

     Imagistics is a large direct sales, service and marketing organization offering document imaging solutions, including copiers, facsimile machines and multifunctional products, sometimes referred to as MFPs, primarily to large corporate customers known as national accounts, government entities and mid-size and regional businesses known as commercial accounts. In addition, we offer a range of document imaging options, including digital, analog, color and/or networked products and systems.

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

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT ESTIMATES

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

                          IMAGISTICS INTERNATIONAL INC.

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

                                                                                        THREE MONTHS ENDED
                                                                                             MARCH 31,
                                                                                   -----------------------------
                                                                                       2003            2002
                                                                                   -------------   -------------
Copier product line                                                                 $    92,223     $    91,065
Facsimile product line                                                                   58,699          64,096
                                                                                   -------------   -------------
      Total revenue                                                                 $   150,922     $   155,161
                                                                                   =============   =============

                          IMAGISTICS INTERNATIONAL INC.

     The following table shows our revenue sources by segment for the periods indicated.

                                                                                        THREE MONTHS ENDED
                                                                                             MARCH 31,
                                                                                   ------------------------------
                                                                                        2003            2002
                                                                                   -------------   --------------
United States                                                                       $   145,503     $    149,732
United Kingdom                                                                            5,419            5,429
                                                                                   -------------   -------------
     Total revenue                                                                  $   150,922     $    155,161
                                                                                   =============   ==============


     The following table shows the growth rates by revenue type and product line for the three months ended March 31, 2003 compared with the same period in the prior year.

                                                                                     FOR THE THREE MONTHS ENDED
                                                                                             MARCH 31,
                                                                                        2003            2002
                                                                                   -------------   --------------
Sales
     Copier products                                                                      (0.8%)           10.9%
     Facsimile products                                                                   (6.5%)           (4.0%)
     Total sales                                                                          (2.8%)            5.4%

Rentals
     Copier products                                                                       8.2%             6.7%
     Facsimile products                                                                   (9.4%)           (5.0%)
     Total rentals                                                                        (2.5%)           (0.9%)

Support services                                                                          (3.2%)            3.2%

     Total revenue                                                                        (2.7%)            2.6%

                          IMAGISTICS INTERNATIONAL INC.

RESULTS OF OPERATIONS

     The following table shows our statement of income data, expressed as a percentage of total revenue, for the periods indicated. The table also shows cost of sales as a percentage of sales revenue and cost of rentals as a percentage of rental revenue:

                                                           AS A % OF TOTAL REVENUE, EXCEPT AS NOTED,
                                                             FOR THE THREE MONTHS ENDED MARCH 31,
                                                             ---------------------------------------
                                                                   2003                 2002
                                                            -------------------   ------------------
Equipment sales                                                     24%                  24%
Supplies sales                                                      24%                  24%
                                                            -------------------   ------------------
    Total sales                                                     48%                  48%
Equipment rentals                                                   38%                  38%
Support services                                                    14%                  14%
                                                            -------------------   ------------------
    Total revenue                                                   100%                 100%

Cost of sales                                                       30%                  32%
Cost of rentals                                                     13%                  14%
Selling, service and administrative                                 51%                  48%
                                                            -------------------   ------------------
    Operating income                                                 6%                   6%

Interest expense                                                     1%                   1%
                                                            -------------------   ------------------
    Income before income taxes                                       5%                   5%
Provision for income taxes                                           2%                   2%
                                                            -------------------   ------------------
    Net income                                                       3%                   3%
                                                            ===================   ===================

Cost of sales as a percentage of sales revenue                     61.9%                65.5%
                                                            ===================   ===================

Cost of rentals as a percentage of rental revenue                  33.6%                37.4%
                                                            ===================   ===================

Effective tax rate                                                 40.5%                39.7%
                                                            ===================   ===================


THREE MONTHS ENDED MARCH 31, 2003 AND MARCH 31, 2002

     Revenue. For the three months ended March 31, 2003, total revenue of $150,922 declined 3% versus revenue of $155,161 for the three months ended March 31, 2002 reflecting lower sales, rental revenue and support service revenue.

     Equipment and supply sales revenue of $73,053 declined 3% for the three months ended March 31, 2003 from $75,129 for the three months ended March 31, 2002. Copier sales declined slightly resulting from the continued implementation of our strategy to shift the marketing focus of our copier product line from sales to rentals coupled with soft economic conditions. Facsimile sales declined 7% due to lower supply sales resulting from the lower facsimile usage in the U.S. marketplace.

     Equipment rental revenue of $57,068 for the three months ended March 31, 2003 declined 3% versus equipment rental revenue of $58,552 for the three months ended March 31, 2002, reflecting lower facsimile rental revenues, partially offset by an increase in copier rental revenues resulting from a continuing copier marketing focus on national accounts, which prefer a rental placement strategy similar to that of our historic facsimile product placement strategy. Rental revenue derived from our copier product line increased 8% reflecting growth in the overall installed rental population as well as the impact of increased placements of our high-end copiers and MFPs. Rental revenue from our facsimile product line declined 9% versus the prior year reflecting lower pricing and a lower installed base.

     Support services revenue for the three months ended March 31, 2003 of $20,801, primarily derived from stand-alone service contracts, declined 3% versus support services revenue of $21,480 for the three months ended March 31, 2002, reflecting lower facsimile service revenue due to lower pricing and a lower installed base of copier placements as we continue to focus on renting copiers, which include service.

                          IMAGISTICS INTERNATIONAL INC.

     Cost of sales. Cost of sales was $45,244 for the three months ended March 31, 2003 compared with $49,216 for the same period in 2002 and as a percentage of sales revenue declined to 61.9% for the three months ended March 31, 2003 from 65.5% for the three months ended March 31, 2002. This decline resulted from the impact of our disciplined focus on improving profit margins as well as lower provision of obsolete inventory and lower product cost, partially offset by the increase in the mix of copier and multifunctional products, which have a higher cost of sales percentage than facsimile sales and to a lesser extent, the weakening of the U.S. dollar against the yen.

     Cost of rentals. Cost of rentals was $19,171 for the three months ended March 31, 2003 compared with $21,898 for the three months ended March 31, 2002 and as a percentage of rental revenue declined 3.8 percentage points to 33.6% for the three months ended March 31, 2003 from 37.4% for the three months ended March 31, 2002. This decline was due to the impact of our disciplined focus on improving profit margins coupled with product cost improvements, partially offset by an increase in the mix of copier and multifunctional product rentals which have a higher cost as a percentage of rental revenue than facsimile machines.

     Selling, service and administrative expenses. Selling, service and administrative expenses of $76,865 were 50.9% of total revenue for the three months ended March 31, 2003 compared with $75,453, or 48.6% of total revenue for the three months ended March 31, 2002. Selling, service and administrative expenses increased 2% over the prior year primarily resulting from expenses associated with our advertising campaign, which was initiated in the second quarter of 2002, higher information technology expenses related to maintaining legacy systems as we implement our enterprise resource planning ("ERP") system and higher provisions for bad debts, partially offset by the impact of fewer employees.

     Interest expense. Interest expense decreased to $1,629 for the three months ended March 31, 2003 from $2,200 for the three months ended March 31, 2002, primarily as a result of lower debt levels. The weighted average interest rate for the three months ended March 31, 2003 was 6.9% versus 6.8% for the three months ended March 31, 2002.

     Effective tax rate. Our effective tax rate was 40.5% for the three months ended March 31, 2003 compared with 39.7% for the three months ended March 31, 2002 due to a slight increase in the amount of certain expenses that are not deductible for tax purposes.

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

     On March 19, 2002, the Credit Agreement was amended to increase the total amount of our stock permitted to be repurchased from $20 million to $30 million. On July 19, 2002, the Credit Agreement was further amended to increase the total amount of our stock permitted to be repurchased from $30 million to $58 million and to reduce the Term Loan interest rates to LIBOR plus a margin of from 2.75% to 3.75%, depending on our leverage ratio, or to the Fleet Bank base lending rate plus a

                          IMAGISTICS INTERNATIONAL INC.

margin of from 1.75% to 2.75%, depending on our leverage ratio. On March 5, 2003, the Credit Agreement was further amended to increase the total amount of stock permitted to be repurchased from $58 million to $78 million, to reduce the minimum EBITDA covenant to $100 million for the remainder of the term of the Credit Agreement and to revise the limitation on capital expenditures. At March 31, 2003, we were in compliance with all of the financial covenants.

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

     During the third quarter of 2002, we revised our cash flow estimates and prepaid $8 million of the amount outstanding under the Term Loan. This prepayment was covered by a portion of the $30 million interest rate swap agreement that had been designated as a cash flow hedge. Since it was no longer probable that the hedged forecasted transactions related to the $8 million Term Loan prepayment would occur, we recognized a loss related to that portion of the swap agreement underlying the amount of the prepayment by reclassifying $0.4 million from accumulated other comprehensive loss into interest expense. We also unwound $8 million of the $30 million interest rate swap agreement.

     At March 31, 2003, two interest rate swap agreements in the notional amounts of $50 million and $22 million were outstanding, the aggregate fair value of which was an obligation of $3.7 million. This obligation is reported in other liabilities in the consolidated balance sheet and the unrealized loss relating to the outstanding swap agreements was included in other comprehensive loss in stockholders' equity. The interest rate swap agreements were 100% effective for the three months ended March 31, 2003.

     At March 31, 2003, $74 million of borrowings were outstanding under the Credit Agreement, consisting solely of $74 million of borrowings under the Term Loan and the borrowing base amounted to approximately $110 million. The Term Loan is payable in 16 consecutive equal quarterly installments of $0.2 million due March 31, 2003 through December 31, 2006, three consecutive equal quarterly installments of $17.8 million due March 31, 2007 through September 30, 2007 and a final payment of $17.8 million due at maturity.

     The ratio of current assets to current liabilities increased to 2.7 to 1 at March 31, 2003 compared to 2.6 to 1 at December 31, 2002 due to reductions in accounts payable and accrued liabilities, partially offset by reductions in accounts receivable and inventories. At March 31, 2003, our total debt as a percentage of total capitalization increased to 22.3% from 21.9% at December 31, 2002 due to stock repurchases under our stock buy back program.

     Net cash provided by operating activities was $22,476 and $44,736 for the three months ended March 31, 2003 and 2002, respectively. Net income was $4,766 and $3,856, respectively. Non-cash charges for depreciation and amortization and provisions for bad debt and inventory obsolescence in the aggregate provided cash of $23,116 and $25,087 for the three months ended March 31, 2003 and 2002, respectively. The provision for bad debt of $2,602 for the three months ended March 31, 2003 was higher than historical levels reflecting an increase in the rate of delinquencies. For the three months ended March 31, 2003, the provision to write down excess and obsolete inventory amounted to $1,533 and was lower than historical levels as substantially all of the value of the analog equipment has been written down to its nominal net realizable value. For the three months ended March 31, 2002, the provision to write down excess and obsolete inventory amounted to $3,796. Changes in the principal components of working capital used cash of $4,737 in the three months ended March 31, 2003 and provided cash of $13,781 in the three months ended March 31, 2002. Of the $4,737 of cash used by working capital changes in the three months ended March 31, 2003, approximately $3.5 million was due to 2002 incentive compensation payments and $1.2 million related to the timing of inventory and other payments.

                          IMAGISTICS INTERNATIONAL INC.

     We used $15,446 and $14,832 in investing activities for the three months ended March 31, 2003 and 2002, respectively. Investment in rental equipment assets totaled $10,622 and $10,575 for the three months ended March 31, 2003 and 2002, respectively. Capital expenditures for property, plant and equipment were $4,824 and $4,257 for the three months ended March 31, 2003 and 2002, respectively, of which the investment in ERP accounted for $3,236 and $2,640, respectively.

     Cash used in financing activities was $11,875 and $17,384 for the three months ended March 31, 2003 and 2002, respectively. Cash used in financing activities for the three months ended March 31, 2003 reflects the repurchase of 642,000 shares of our stock at a cost of $12,597. In March 2002, the Board of Directors approved a $30 million stock buy back program. In October 2002, the Board of Directors authorized the repurchase of an additional $28 million of our stock, raising the total authorization to $58 million and, as of March 31, 2003, we have accumulated approximately 2.6 million shares of treasury stock at a cost of $49 million.

     During the three month period ended March 31, 2003, we had no material changes in our contractual obligations and commitments. We had no material commitments other than supply agreements with vendors that extend only to equipment supplies and parts ordered under purchase orders; there are no long-term purchase requirements. We will continue to make additional investments in facilities, rental equipment, computer equipment and systems and our distribution network as required to support our revenue growth. We anticipate investments in rental equipment assets for new and replacement programs in amounts consistent with prior years. We estimate that we will spend approximately $20 million to $25 million over the next 9 - 12 months to continue to enhance our information systems infrastructure and implement our ERP system.

     Historically, our cash flow has been positive. We expect our cash flow to remain positive although we do expect our cash generation to moderate compared with the same period in the prior year as our ability to continue to provide cash through changes in working capital is reduced. Our cash flow from operations, together with borrowings under the Credit Agreement, are expected to adequately finance our ordinary operating cash requirements and capital expenditures for the foreseeable future. We expect to fund further expansion and long-term growth primarily with cash flows from operations, borrowings under the Credit Agreement and possible future sales of additional equity or debt securities.

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

     We rely on outside suppliers to manufacture the products that we distribute, many of whom are located in the Far East. In addition, two manufacturers supply a significant portion of our new copier and multifunctional equipment. If these manufacturers discontinue their products or are unable to deliver us products in the future or if political changes, economic disruptions or natural disasters occur where their production facilities are located, we will be forced to identify an alternative supplier or suppliers for the affected product. In addition, although we have worked with our suppliers and freight forwarders to mitigate the potential impacts of an outbreak of infectious disease affecting our supply chain, should our manufacturers become affected by epidemics of infectious diseases, including the recent outbreak of severe acute respiratory syndrome, we could be forced to identify an alternative supplier or suppliers for the affected product. Although we are confident that we can identify alternate sources of supply, we may not be successful in doing so. Even if we are successful, the replacement product may be more expensive or may lack certain features of the discontinued

                          IMAGISTICS INTERNATIONAL INC.

product and we may experience some delay in obtaining the product. Other events that disrupt the shipment to or receipt of ocean freight at U.S. ports, such as labor unrest, war or terrorist activity could delay, prevent or add substantial cost to the Company's receipt of such products. Any of these events would cause disruption to our customers and could have an adverse effect on our business.

     Much of our international business is transacted in local currency. Currently, less than 30% of our total product purchases, based on costs, are denominated in yen. We do not currently utilize any form of derivative financial instruments to manage our exchange rate risk. We manage our foreign exchange risk by attempting to pass through to our customers any cost increases related to foreign currency exchange. However, no assurance can be given that we will be successful in passing cost increases through to our customers in the future.

     Risk Factors Relating to Separating Our Company From Pitney Bowes

     We have a limited history operating as an independent entity and may be unable to make the changes necessary to operate successfully as a stand-alone entity, or may incur greater costs as a stand-alone entity that may cause our profitability to decline.

     Prior to the Distribution, our business was operated by Pitney Bowes as a division of its broader corporate organization, rather than as a separate stand-alone entity. Pitney Bowes assisted us by providing corporate functions such as legal, tax and information technology functions. Following the Distribution, Pitney Bowes has no obligation to provide assistance to us other than certain interim and transitional services. Because our business had not previously been operated as a stand-alone entity, there can be no assurance that we will be able to successfully implement the changes necessary to operate independently or will not incur additional costs as a result of operating independently. We are implementing an ERP system intended to replace the information technology ("IT") services provided by Pitney Bowes under the transition services agreement. Due to unanticipated delays in implementation of Phase II of the ERP system, we and Pitney Bowes have agreed to an extension until June 30, 2003 or, upon our request, December 31, 2003, of the transition services agreement as it relates to IT related services. In January 2003, we received a favorable ruling from the Internal Revenue Service indicating that the extension of the transition services agreement as it relates to IT services, through December 2003, will not affect the tax-free nature of the spin-off. Any failure to implement the critical ERP applications appropriately by the given extension date would have a material adverse affect on our financial position, results of operations and cash flows.

     Pitney Bowes has been and is expected to continue to be a significant customer. For both the three months ended March 31, 2003 and 2002, revenues from Pitney Bowes, exclusive of equipment sales to PBCC for lease to the end user, accounted for approximately 8% of our total revenue. However, no assurance can be given that Pitney Bowes will continue to purchase our products and services.

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

                          IMAGISTICS INTERNATIONAL INC.

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and hedging relationships designated after June 30, 2003 and all provisions should be applied prospectively. The provisions of SFAS No. 149 that relate to SFAS No. 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. Certain provisions relating to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to existing contracts as well as new contracts entered into after June 30, 2003. We are evaluating the provisions of SFAS No. 149 and whether the implementation of this statement will have a material impact on our financial position, results of operations or cash flows.

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

     In November 2002, the FASB Emerging Issues Task Force reached a consensus on issue No. 00-21 "Accounting for Revenue Arrangements with Multiple Deliverables" ("EITF 00-21"). EITF 00-21 applies to certain contractually binding arrangements under which a company performs multiple revenue generating activities and requires that all companies account for each element within an arrangement with multiple deliverables as separate units of accounting if (a) the delivered item has value on a stand-alone basis, (b) there is objective and reliable evidence of fair value and (c) the amount of the total arrangement consideration is fixed. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF 00-21 will not have a material impact on our financial position, results of operations or cash flows.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We have certain exposures to market risk related to changes in interest rates, foreign currency exchange rates and commodities. There have been no material changes in market risk since the filing of our Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

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

                          IMAGISTICS INTERNATIONAL INC.

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

     We have not recorded liabilities for loss contingencies since the ultimate resolutions of the legal matters cannot be determined and a minimum cost or amount of loss cannot be reasonably estimated. In our opinion, none of these proceedings, individually or in the aggregate, should have a material adverse effect on our consolidated financial position, results of operations or cash flows. There have been no significant changes in pending litigation since the filing of our Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

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

                          IMAGISTICS INTERNATIONAL INC.

10.26    Employment Agreement between Imagistics International Inc. and Joseph W. Higgins (3)
10.27    Amendment No. 1 to Credit Agreement between Imagistics International Inc. and Merrill Lynch & Co., Merrill Lynch,
         Pierce, Fenner & Smith Incorporated, as Syndication Agent, Fleet Capital Corporation, as Administrative Agent,
         and the Lenders identified therein (4)
10.28    Amendment No. 2 to Credit Agreement between Imagistics International Inc. and Merrill Lynch & Co., Merrill Lynch,
         Pierce, Fenner & Smith Incorporated, as Syndication Agent, Fleet Capital Corporation, as Administrative Agent,
         and the Lenders identified therein (5)
10.29    First Amendment to Imagistics International Inc. 2001 Stock Plan (6)
10.30    First Amendment to Rights Agreement between Imagistics International Inc. and EquiServe Trust Company, N.A. (6)
10.31    Amendment No. 3 to Credit Agreement between Imagistics International Inc. and Merrill Lynch & Co., Merrill Lynch,
         Pierce, Fenner & Smith Incorporated, as Syndication Agent, Fleet Capital Corporation, as Administrative Agent,
         and the Lenders identified therein (7)
10.32    Amendment No. 1 to Transition Services Agreement between Pitney Bowes Inc. and Imagistics International Inc. (8)
99.1     Section 906 certification

------------------------
(1)      Incorporated by reference to Amendment No. 1 to the Registrant's Form 10 filed July 13, 2001.
(2)      Incorporated by reference to Amendment No. 2 to the Registrant's Form 10 filed August 13, 2001.
(3)      Incorporated by reference to Registrant's Form 10-K filed March 28, 2002.
(4)      Incorporated by reference to Registrant's Form 10-Q filed May 14, 2002.
(5)      Incorporated by reference to the Registrant's Form 8-K dated July 23, 2002.
(6)      Incorporated by reference to the Registrant's Form 10-Q filed August 14, 2002.
(7)      Incorporated by reference to the Registrant's Form 8-K dated March 7, 2003.
(8)      Incorporated by reference to the Registrant's Form 10-K dated March 28, 2003.

         (b) Reports on Form 8-K.

     On February 14, 2003, the Company filed a Current Report on Form 8-K, dated February 14, 2003, to furnish under Item 9 of such Form materials used in its presentations to the financial analyst and investment community.

     On March 7, 2003, the Company filed a Current Report on Form 8-K, reporting under Item 5 thereof, the Third Amendment to the Credit Agreement, dated as of March 5, 2003.

                          IMAGISTICS INTERNATIONAL INC.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:    May 15, 2003                              Imagistics International Inc.
                                                   -----------------------------
                                                   (Registrant)



                                 By:               /s/ Joseph D. Skrzypczak
                                                   -----------------------------
                                 Name:             Joseph D. Skrzypczak
                                 Title:            Chief Financial Officer
                                                   and Authorized Signatory

                          IMAGISTICS INTERNATIONAL INC.

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

Date:          May 15, 2003                          /s/ Marc C. Breslawsky
                                                     -----------------------
                                                     Marc C. Breslawsky
                                                     Chief Executive Officer

                          IMAGISTICS INTERNATIONAL INC.

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

Date:          May 15, 2003                          /s/ Joseph D. Skrzypczak
                                                     Joseph D. Skrzypczak
                                                     Chief Financial Officer