Form 10-Q
period 2003-06-30
IMAGISTICS INTERNATIONAL INC
filed 2003-08-13
CIK 1137019

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549





                                    FORM 10-Q

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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





Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes X - No __

Number of shares of Imagistics Common Stock, par value $ .01 per share, outstanding as of July 31, 2003: 16,951,052

================================================================================

                          IMAGISTICS INTERNATIONAL INC.

                                TABLE OF CONTENTS





PART I - FINANCIAL INFORMATION..........................................................................3

ITEM 1.      FINANCIAL STATEMENTS.......................................................................3
              Consolidated Income Statements for the three and six months ended June 30, 2003 and
                2002 (Unaudited)........................................................................3
              Consolidated Balance Sheets as of June 30, 2003 (Unaudited) and December 31, 2002.........4
              Consolidated Statements of Cash Flows for the six months ended June 30, 2003 and
                2002 (Unaudited)........................................................................5
              Notes to Consolidated Financial Statements................................................6

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
               OF OPERATIONS...........................................................................16

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK................................25

ITEM 4.      CONTROLS AND PROCEDURES...................................................................25

PART II - OTHER INFORMATION............................................................................26

ITEM 1.      LEGAL PROCEEDINGS.........................................................................26

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.......................................26

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K..........................................................27

SIGNATURES.............................................................................................29

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          IMAGISTICS INTERNATIONAL INC.


                         CONSOLIDATED INCOME STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                       FOR THE THREE MONTHS ENDED           FOR THE SIX MONTHS ENDED
                                                                JUNE 30,                            JUNE 30,
                                                      ------------------------------     -------------------------------
                                                          2003            2002               2003             2002
                                                      --------------  --------------     --------------   --------------
Revenue:
    Sales                                                  $ 78,876        $ 79,006          $ 151,929        $ 154,135
    Rentals                                                  56,107          58,866            113,175          117,418
    Support services                                         20,933          20,419             41,734           41,899
                                                      --------------  --------------     --------------   --------------
Total revenue                                               155,916         158,291            306,838          313,452
    Cost of sales                                            48,166          48,592             93,410           97,808
    Cost of rentals                                          18,677          21,557             37,848           43,455
    Selling, service and administrative expenses             78,658          78,882            155,523          154,335
                                                      --------------  --------------     --------------   --------------
Operating income                                             10,415           9,260             20,057           17,854
    Interest expense                                          1,592           1,989              3,221            4,189
                                                      --------------  --------------     --------------   --------------
Income before income taxes                                    8,823           7,271             16,836           13,665
    Provision for income taxes                                3,797           2,890              7,044            5,428
                                                      --------------  --------------     --------------   --------------
Net income                                                  $ 5,026         $ 4,381            $ 9,792          $ 8,237
                                                      ==============  ==============     ==============   ==============

Earnings per share:
    Basic                                                    $ 0.30          $ 0.23             $ 0.58           $ 0.43
                                                      ==============  ==============     ==============   ==============
    Diluted                                                  $ 0.29          $ 0.22             $ 0.56           $ 0.42
                                                      ==============  ==============     ==============   ==============

Shares used in computing earnings per share:
    Basic                                                16,548,721      19,116,493         17,000,392       19,270,061
                                                      ==============  ==============     ==============   ==============
    Diluted                                              17,158,522      19,637,033         17,580,830       19,728,307
                                                      ==============  ==============     ==============   ==============





                 See Notes to Consolidated Financial Statements

                          IMAGISTICS INTERNATIONAL INC.


                           CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                         JUNE 30,        DECEMBER 31,
                                                                           2003              2002
                                                                      ---------------   ----------------
                                                                       (UNAUDITED)

ASSETS
Current assets:
    Cash                                                                    $ 42,238           $ 31,325
    Accounts receivable, net of allowances of $8,944 and $5,792
      at June 30, 2003 and December 31, 2002, respectively                    67,436             84,142
    Accrued billings                                                          27,497             26,125
    Inventories                                                              103,114            106,002
    Current deferred taxes on income                                          20,325             20,518
    Other current assets and prepaid expenses                                  3,550              5,173
                                                                      ---------------   ----------------
        Total current assets                                                 264,160            273,285
Property, plant and equipment, net                                            49,907             43,812
Rental equipment, net                                                         71,906             88,433
Goodwill, net                                                                 52,600             52,600
Other assets                                                                   4,674              6,776
                                                                      ---------------   ----------------
        Total assets                                                       $ 443,247          $ 464,906
                                                                      ===============   ================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt                                          $ 749              $ 749
    Accounts payable and accrued liabilities                                  64,803             77,590
    Advance billings                                                          25,536             27,243
                                                                      ---------------   ----------------
        Total current liabilities                                             91,088            105,582
Long-term debt                                                                73,025             73,399
Deferred taxes on income                                                      17,097             15,320
Other liabilities                                                              5,152              6,358
                                                                      ---------------   ----------------
        Total liabilities                                                    186,362            200,659
Commitments and contingencies (see Note 8)
Stockholders' equity:
    Preferred stock ($1.00 par value; 10,000,000 shares authorized,
      none issued at June 30, 2003 and December 31, 2002)                          -                  -
    Common stock ($0.01 par value; 150,000,000 shares authorized,
      19,848,531 and 19,813,517 issued at June 30, 2003
      and December 31, 2002, respectively)                                       198                198
    Additional paid-in-capital                                               294,778            294,370
    Retained earnings                                                         24,315             14,522
    Treasury stock, at cost (2,867,286 and 1,936,760 at
      June 30, 2003 and December 31, 2002, respectively)                     (55,554)           (36,549)
    Unearned compensation                                                     (2,725)            (3,217)
    Accumulated other comprehensive loss                                      (4,127)            (5,077)
                                                                      ---------------   ----------------
        Total stockholders' equity                                           256,885            264,247
                                                                      ---------------   ----------------
        Total liabilities and stockholders' equity                         $ 443,247          $ 464,906
                                                                      ===============   ================





                 See Notes to Consolidated Financial Statements

                          IMAGISTICS INTERNATIONAL INC.


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                         FOR THE SIX MONTHS ENDED
                                                                                  JUNE 30,
                                                                   ------------------------------------
                                                                         2003               2002
                                                                   -----------------  -----------------
Cash flows from operating activities:
    Net income                                                              $ 9,792            $ 8,237
    Adjustments to reconcile net income to net cash
    provided by operating activities:
       Depreciation and amortization                                         38,033             40,286
       Provision for bad debt                                                 4,442              3,019
       Provision for inventory obsolescence                                   3,795              8,358
       Deferred taxes on income                                               1,970              6,527
       Change in assets and liabilities:
          Accounts receivable                                                12,264              5,086
          Accrued billings                                                   (1,372)              (368)
          Inventories                                                          (906)            (1,792)
          Other current assets and prepaid expenses                           1,622                424
          Accounts payable and accrued liabilities                          (12,787)            20,178
          Advance billings                                                   (1,707)            (1,360)
       Other, net                                                             1,238                211
                                                                   -----------------  -----------------
          Net cash provided by operating activities                          56,384             88,806
Cash flows from investing activities:
    Expenditures for rental equipment assets                                (17,374)           (24,700)
    Expenditures for property, plant and equipment                           (9,036)            (7,711)
                                                                   -----------------  -----------------
          Net cash used in investing activities                             (26,410)           (32,411)
Cash flows from financing activities:
    Exercises of stock options, including sales
       under employee stock purchase plan                                     1,838                 35
    Purchases of treasury stock                                             (20,525)           (12,509)
    Repayments under term loan                                                 (374)           (17,457)
    Repayments under revolving credit facility                                    -            (17,000)
                                                                   -----------------  -----------------
          Net cash used in financing activities                             (19,061)           (46,931)
                                                                   -----------------  -----------------
Increase in cash                                                             10,913              9,464
Cash at beginning of period                                                  31,325             18,844
                                                                   -----------------  -----------------
Cash at end of period                                                      $ 42,238           $ 28,308
                                                                   =================  =================





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

     On December 11, 2000, the board of directors of Pitney Bowes Inc. ("Pitney Bowes") initiated a plan to spin-off substantially all of its office systems businesses to its stockholders as an independent publicly traded company. On February 28, 2001, the Company was incorporated in Delaware as Pitney Bowes Office Systems, Inc., a wholly owned subsidiary of Pitney Bowes, at which time 100 shares of the Company's common stock, par value $.01 per share, were authorized, issued and outstanding. On October 12, 2001, the Company changed its name to Imagistics International Inc. On December 3, 2001, Imagistics was spun off from Pitney Bowes pursuant to a contribution by Pitney Bowes of substantially all of its office systems businesses to the Company and a distribution (the "Distribution") of the stock of the Company to stockholders of Pitney Bowes based on a distribution ratio of 1 share of Imagistics stock for every 12.5 shares of Pitney Bowes stock held at the close of business on November 19, 2001. At the Distribution, the Company's authorized capital stock consisted of 10,000,000 shares of preferred stock, par value $1.00 per share and 150,000,000 shares of common stock, par value $.01 per share. The Company issued 19,463,007 shares of common stock in connection with the Distribution.

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

     The Company believes that the disclosures contained in the unaudited interim consolidated financial statements are adequate to keep the information presented from being misleading. The results for the three and six months ended June 30, 2003 are not necessarily indicative of the results for the full year. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K for the year ended December 31, 2002 filed with the SEC on March 28, 2003.

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

                          IMAGISTICS INTERNATIONAL INC.

     Rental contracts, which often include supplies, are generally for an initial term of three years with automatic renewals unless the Company receives prior notice of cancellation. Under the terms of rental contracts, the Company bills its customers either a flat periodic charge and/or a usage-based fee. Revenues related to these contracts are recognized each month as earned, either using the straight-line method or based upon usage, as applicable.

     Support services contracts, which often include supplies, are generally for an initial term of one year with automatic renewals unless the Company receives prior notice of cancellation. Under the terms of support services contracts, the Company bills its customers either a flat periodic charge or a usage-based fee. Revenues related to these contracts are recognized each month as earned, either using the straight-line method or based upon usage, as applicable.

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

     The Company enters into arrangements that include multiple deliverables, which typically consist of the sale of equipment with a support services contract. The Company accounts for each element within an arrangement with multiple deliverables as separate units of accounting. Revenue is allocated to each unit of accounting based on the residual method, which requires the allocation of the revenue based on the fair value of the undelivered items. Fair value of support services is primarily determined by reference to renewal pricing of support services contracts when sold on a stand-alone basis.

     Stock-based employee compensation

     The Company accounts for its stock-based employee compensation plans under the recognition and measurement provisions of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and related interpretations. The Company recognizes stock-based compensation expense on its restricted stock on a straight-line basis over the vesting period. The Company does not recognize stock-based compensation expense on its stock options in its reported results as all options granted, other than adjustment options in connection with the Distribution, had an exercise price equal to the market value of the underlying common stock on the date of grant.

     The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation:

                                                      FOR THE THREE MONTHS ENDED            FOR THE SIX MONTHS ENDED
                                                                JUNE 30,                             JUNE 30,
                                                    --------------------------------     -------------------------------
                                                         2003             2002               2003             2002
                                                    ---------------  ---------------     --------------  ---------------
Net income, as reported                                    $ 5,026          $ 4,381            $ 9,792          $ 8,237
Compensation expense based on the
   fair value method, net of related tax benefits              668              447              1,117              894
                                                    ---------------  ---------------     --------------  ---------------
Pro forma net income                                       $ 4,358          $ 3,934            $ 8,675          $ 7,343
                                                    ===============  ===============     ==============  ===============

Basic earnings per share:
     As reported                                            $ 0.30           $ 0.23             $ 0.58           $ 0.43
     Pro forma                                              $ 0.26           $ 0.21             $ 0.51           $ 0.38

Diluted earnings per share:
     As reported                                            $ 0.29           $ 0.22             $ 0.56           $ 0.42
     Pro forma                                              $ 0.25           $ 0.20             $ 0.49           $ 0.37

                          IMAGISTICS INTERNATIONAL INC.

     Recent accounting pronouncements

     In April 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and hedging relationships designated after June 30, 2003 and all provisions should be applied prospectively. The provisions of SFAS No. 149 that relate to SFAS No. 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. Certain provisions relating to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to existing contracts as well as new contracts entered into after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on the Company's financial position, results of operations or cash flows.

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

     In November 2002, the FASB Emerging Issues Task Force reached a consensus on issue No. 00-21 "Accounting for Revenue Arrangements with Multiple Deliverables" ("EITF 00-21"). EITF 00-21 applies to certain contractually binding arrangements under which a company performs multiple revenue generating activities and requires that all companies account for each element within an arrangement with multiple deliverables as separate units of accounting if (a) the delivered item has value on a stand-alone basis, (b) there is objective and reliable evidence of fair value and (c) the amount of the total arrangement consideration is fixed or determinable. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF 00-21 did not have a material impact on the Company's financial position, results of operations or cash flows.

3. GOODWILL AND GOODWILL AMORTIZATION

     The Company accounts for goodwill in accordance with SFAS No. 142 "Goodwill and Other Intangible Assets," which requires that goodwill and certain other intangible assets having indefinite lives no longer be amortized to earnings, but instead be tested for impairment annually and on an interim basis if events or changes in circumstances indicate that goodwill might be impaired. The Company performed its annual test for impairment using the discounted cash flow valuation method as of October 1, 2002, and, based on that review, has determined that its recorded goodwill was not impaired. As of June 30, 2003, there were no events or changes in circumstances that would indicate that goodwill might be impaired. For the three and six months ended June 30, 2003 and 2002, there was no goodwill amortization. The carrying value of goodwill of $52.6 million as of June 30, 2003 is attributable to the United States geographic segment.

4. SUPPLEMENTAL INFORMATION

     Inventories

     Inventories consisted of the following at June 30, 2003 and December 31, 2002:

                                                                           JUNE 30,         DECEMBER 31,
                                                                             2003               2002
                                                                       ----------------   ----------------
Finished products                                                             $ 70,406           $ 77,447
Supplies and service parts                                                      32,708             28,555
                                                                       ----------------   ----------------
     Total inventories                                                       $ 103,114          $ 106,002
                                                                       ================   ================

                          IMAGISTICS INTERNATIONAL INC.

     Fixed assets

     Fixed assets consisted of the following at June 30, 2003 and December 31, 2002:

                                                                           JUNE 30,         DECEMBER 31,
                                                                             2003               2002
                                                                       ----------------   ----------------
Land                                                                           $ 1,356            $ 1,356
Buildings and leasehold improvements                                            10,581             10,088
Machinery and equipment                                                         23,663             21,372
Computers and software                                                          42,812             36,483
                                                                       ----------------   ----------------
     Property, plant and equipment, gross                                       78,412             69,299
Accumulated depreciation                                                       (28,505)           (25,487)
                                                                       ----------------   ----------------
     Property, plant and equipment, net                                       $ 49,907           $ 43,812
                                                                       ================   ================

Rental equipment, gross                                                      $ 351,262          $ 365,793
Accumulated depreciation                                                      (279,356)          (277,360)
                                                                       ----------------   ----------------
     Rental equipment, net                                                    $ 71,906           $ 88,433
                                                                       ================   ================


     Depreciation and amortization expense was $19.1 million and $38.0 million for the three and six months ended June 30, 2003, respectively, and $20.2 million and $40.3 million for the three and six months ended June 30, 2002, respectively. Unamortized software costs totaled $24.7 million as of June 30, 2003 and $18.8 million as of December 31, 2002. Amortization expense on account of capitalized software totaled $0.2 million and $0.4 million for the three and six months ended June 30, 2003, respectively. Amortization expense on account of capitalized software totaled $0.2 million and $0.3 million for the three and six months ended June 30, 2002, respectively.

     Current liabilities

     Accounts payable and accrued liabilities consisted of the following at June 30, 2003 and December 31, 2002:

                                                                           JUNE 30,         DECEMBER 31,
                                                                             2003               2002
                                                                       -----------------  -----------------
Accounts payable                                                               $ 20,623           $ 21,553
Accrued compensation and benefits                                                 5,532              8,631
Other non-income taxes payable                                                    6,745              6,973
Other accrued liabilities                                                        31,903             40,433
                                                                       -----------------  -----------------
     Accounts payable and accrued liabilities                                  $ 64,803           $ 77,590
                                                                       =================  =================


     Comprehensive income

     Comprehensive income consisted of the following for the three and six months ended June 30, 2003 and 2002:

                                                FOR THE THREE MONTHS ENDED        FOR THE SIX MONTHS ENDED
                                                          JUNE 30,                         JUNE 30,
                                                ----------------------------    -----------------------------
                                                   2003            2002             2003           2002
                                                ------------   -------------    -------------  --------------
Net income                                          $ 5,026         $ 4,381          $ 9,792         $ 8,237
Translation adjustment                                  825             736              872             291
Unrealized gain (loss) on cash flow hedges               48          (2,410)              77          (1,767)
                                                ------------   -------------    -------------  --------------
     Comprehensive income                           $ 5,899         $ 2,707         $ 10,741         $ 6,761
                                                ============   =============    =============  ==============


     The Company had interest rate swap agreements in the aggregate notional amount of $72 million at both June 30, 2003 and December 31, 2002 designated as cash flow hedges. The Company recorded a liability of $3,632 and $3,709 for the fair market

                          IMAGISTICS INTERNATIONAL INC.

value of the interest rate swap agreements at June 30, 2003 and December 31, 2002, respectively. The changes in the fair value of the outstanding swap agreements are included in accumulated other comprehensive loss in stockholders' equity.

     Treasury stock

     The following table summarizes the Company's treasury stock transactions:

                                                                                      TREASURY STOCK
                                                                                   SHARES            COST
                                                                              ---------------  ---------------
Balance at December 31, 2002                                                       1,936,760         $ 36,549
Purchases under stock buy back program                                             1,010,000           20,525
Sales to employees under employee stock purchase plan                                (79,474)          (1,520)
                                                                              ---------------  ---------------
Balance at June 30, 2003                                                           2,867,286         $ 55,554
                                                                              ===============  ===============


     Cash flow information

     Cash paid for income taxes was $8,085 and $1,487 for the six months ended June 30, 2003 and 2002, respectively. Cash paid for interest was $2,746 and $4,108 for the six months ended June 30, 2003 and 2002, respectively.

5. BUSINESS SEGMENT INFORMATION

     Geographic information

     The Company operates in two reportable segments based on geographic area: the United States and the United Kingdom. Revenues are attributed to geographic regions based on where the revenues are derived.

                                               FOR THE THREE MONTHS ENDED          FOR THE SIX MONTHS ENDED
                                                         JUNE 30,                           JUNE 30,
                                              ------------------------------     -----------------------------
                                                   2003            2002               2003            2002
                                              --------------  --------------     -------------   -------------
Revenues:
     United States                                $ 150,899       $ 153,288         $ 296,402       $ 303,020
     United Kingdom                                   5,017           5,003            10,436          10,432
                                              --------------  --------------     -------------   -------------
         Total revenues                           $ 155,916       $ 158,291         $ 306,838       $ 313,452
                                              ==============  ==============     =============   =============

Income before income taxes:
     United States                                  $ 7,948         $ 6,549          $ 14,849        $ 12,097
     United Kingdom                                     875             722             1,987           1,568
                                              --------------  --------------     -------------   -------------
         Total income before income taxes           $ 8,823         $ 7,271          $ 16,836        $ 13,665
                                              ==============  ==============     =============   =============


     Revenues from Pitney Bowes, substantially all of which are generated in the United States segment, consisted of the following for the three and six months ended June 30, 2003 and 2002:

                                                FOR THE THREE MONTHS ENDED          FOR THE SIX MONTHS ENDED
                                                          JUNE 30,                           JUNE 30,
                                               ------------------------------     -----------------------------
                                                   2003            2002               2003            2002
                                               --------------  --------------     -------------   -------------
Revenues from Pitney Bowes:
     Pitney Bowes Canada                             $ 6,313         $ 7,898          $ 12,682        $ 13,438
     Other subsidiaries of Pitney Bowes                7,014           7,010            13,435          13,134
                                               --------------  --------------     -------------   -------------
         Sub-total                                    13,327          14,908            26,117          26,572
     Pitney Bowes Credit Corporation                  23,924          20,512            45,360          42,670
                                               --------------  --------------     -------------   -------------
         Total                                      $ 37,251        $ 35,420          $ 71,477        $ 69,242
                                               ==============  ==============     =============   =============

                          IMAGISTICS INTERNATIONAL INC,

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

     The following tables shows identifiable long-lived assets and total assets for each reportable segment at June 30, 2003 and December 31, 2002.

                                                                             JUNE 30,         DECEMBER 31,
                                                                               2003               2002
                                                                         ----------------   ----------------
Identifiable long-lived assets:
     United States                                                             $ 175,374          $ 187,310
     United Kingdom                                                                3,713              4,311
                                                                         ----------------   ----------------
         Total identifiable long-lived assets                                  $ 179,087          $ 191,621
                                                                         ================   ================

Total assets:
     United States                                                             $ 417,336          $ 440,508
     United Kingdom                                                               25,911             24,398
                                                                         ----------------   ----------------
         Total assets                                                          $ 443,247          $ 464,906
                                                                         ================   ================


     Identifiable long-lived assets in the United States at June 30, 2003 and December 31, 2002 include goodwill of $52.6 million.

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

     Most of the Company's product purchases are from overseas vendors, the majority of which are from a limited number of Japanese suppliers who operate manufacturing facilities in Japan and China. Although the Company currently sources products from a number of manufacturers throughout the world, a significant portion of new copier equipment is currently obtained from two suppliers. If these suppliers were unable to deliver products for a significant period of time, the Company would be required to find replacement products from an alternative supplier or suppliers, which may not be available on a timely or cost effective basis. The Company's operating results could be adversely affected if a significant supplier is unable to deliver sufficient product.

6. EARNINGS PER SHARE CALCULATION

     Basic earnings per share was calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share was calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding plus all dilutive common shares outstanding during the period. The calculation of diluted earnings per share did not include 29,550 and 52,403 options for the three months ended June 30, 2003 and 2002, respectively, since they were antidilutive for the periods presented.

                          IMAGISTICS INTERNATIONAL INC.

     A reconciliation of the basic and diluted earnings per share computation is as follows:

                                                                     FOR THE THREE MONTHS ENDED      FOR THE SIX MONTHS ENDED
                                                                               JUNE 30,                       JUNE 30,
                                                                   -----------------------------   ------------------------------
                                                                       2003           2002             2003            2002
                                                                   -------------  --------------   --------------  --------------
Net income available to common stockholders                              $ 5,026        $ 4,381          $ 9,792         $ 8,237
                                                                   ============== ==============   ==============  ==============

Weighted average common shares outstanding                            16,895,032     19,457,695       17,343,380      19,595,523
      Less: non-vested restricted stock                                  346,311        341,202          342,988         325,462
                                                                   -------------  --------------   --------------  --------------
Weighted average common shares for basic earnings per share           16,548,721     19,116,493       17,000,392      19,270,061
      Add: dilutive effect of restricted stock                           346,311        341,202          342,988         325,462
      Add: dilutive effect of stock options                              263,490        179,338          237,450         132,784
                                                                   -------------  --------------   --------------  --------------
Weighted average common shares and equivalents
   for diluted earnings per share                                     17,158,522     19,637,033       17,580,830      19,728,307
                                                                   ============== ==============   ==============  ==============

Basic earnings per share                                                  $ 0.30         $ 0.23           $ 0.58          $ 0.43
Diluted earnings per share                                                $ 0.29         $ 0.22           $ 0.56          $ 0.42


7. LONG-TERM DEBT

     Long-term debt consisted of the following at June 30, 2003 and December 31, 2002:

                                                                              JUNE 30,         DECEMBER 31,
                                                                                2003               2002
                                                                          ----------------   ----------------
Term loan                                                                        $ 73,774           $ 74,148
Less: current maturities                                                              749                749
                                                                          ----------------   ----------------
     Total long-term debt                                                        $ 73,025           $ 73,399
                                                                          ================   ================


     On November 9, 2001 the Company entered into a Credit Agreement with a group of lenders (the "Credit Agreement") that provided for secured borrowings and the issuance of letters of credit in an aggregate amount not to exceed $225 million, comprised of a $125 million Revolving Credit Facility (the "Revolving Credit Facility") and a $100 million Term Loan (the "Term Loan"). The Credit Agreement required the Company to manage its interest rate risk with respect to at least 50% of the aggregate principal amount of the Term Loan for a period of at least 36 months. Accordingly, the Company entered into two interest rate swap agreements in notional amounts of $50 million and $30 million to convert the variable interest rate payable on the Term Loan to a fixed interest rate in order to hedge the exposure to variability in expected future cash flows. These interest rate swap agreements have been designated as cash flow hedges.

     On March 19, 2002, the Credit Agreement was amended to increase the total amount of the Company's stock permitted to be repurchased from $20 million to $30 million. On July 19, 2002, the Credit Agreement was further amended to increase the total amount of the Company's stock permitted to be repurchased from $30 million to $58 million and to reduce the Term Loan interest rates to LIBOR plus a margin of from 2.75% to 3.75%, from LIBOR plus a margin of from 3.50% to 3.75%, depending on the Company's leverage ratio, or to the Fleet Bank base lending rate plus a margin of from 1.75% to 2.75%, from the Fleet Bank base lending rate plus a margin of from 2.50% to 2.75%, depending on the Company's leverage ratio.

     On March 5, 2003, the Credit Agreement was amended to increase the total amount of the Company's stock permitted to be repurchased from $58 million to $78 million, to reduce the minimum earnings before interest, taxes, depreciation and amortization covenant to $100 million for the remainder of the term of the Credit Agreement and to revise the limitation on capital expenditures.

                          IMAGISTICS INTERNATIONAL INC.

     On May 16, 2003, the Credit Agreement was further amended (the "Fourth Amendment") to reduce the aggregate amount of the Revolving Credit Facility from $125 million to $95 million, to delete the requirement that the Company maintain its interest rate risk with respect to at least 50% of the aggregate principal amount of the Term Loan for a period of at least 36 months, to reduce and fix the Term Loan interest rate to LIBOR plus a margin of 2.25%, from LIBOR plus a margin of from 2.75% to 3.75%, depending on the Company's leverage ratio, or to the Fleet Bank base lending rate plus a margin of 1.25%, from the Fleet Bank base lending rate plus a margin of from 1.75% to 2.75%, depending on the Company's leverage ratio, to reduce and fix the Revolving Credit Facility interest rate to LIBOR plus a margin of 1.25%, from LIBOR plus a margin of from 2.25% to 3.00%, depending on the Company's leverage ratio, or to the Fleet Bank base lending rate plus a margin of 0.25%, from the Fleet Bank base lending rate plus a margin of from 1.25% to 2.00%, depending on the Company's leverage ratio and to fix the commitment fee at 0.375% on the average daily unused portion of the Revolving Credit Facility from 0.375% to 0.500% on the average daily unused portion of the Revolving Credit Facility, depending on the Company's leverage ratio.

     During the third quarter of 2002, the Company revised its cash flow estimates and prepaid $8 million of the amount outstanding under the Term Loan. This prepayment was covered by a portion of the $30 million interest rate swap agreement that had been designated as a cash flow hedge. Since it was no longer probable that the hedged forecasted transactions related to the $8 million Term Loan prepayment would occur, the Company recognized a loss related to that portion of the swap agreement underlying the amount of the prepayment by reclassifying $0.4 million from accumulated other comprehensive loss into interest expense. The Company also unwound $8 million of the $30 million interest rate swap agreement.

     At June 30, 2003, two interest rate swap agreements in the notional amounts of $50 million and $22 million were outstanding, the aggregate fair value of which was an obligation of $3.6 million. This obligation is reported in other liabilities in the consolidated balance sheet and the unrealized loss relating to the outstanding swap agreements was included in other comprehensive loss in stockholders' equity. The Company routinely reviews its cash flow estimates in the normal course of business. In light of recent market developments affecting interest rates, the impact of the Fourth Amendment and the Company's consistent historical positive cash flow and near term estimated operating and capital expenditure requirements, the Company is considering unwinding the interest rate swap agreements. Although no final determination to unwind the interest rate swap agreements has been made, if the Company were to unwind the interest rate swap agreements, approximately $3.6 million would be reclassified into interest expense from other comprehensive loss.

8. COMMITMENTS AND CONTINGENCIES

     Guarantees and indemnifications

     The Company has applied the disclosure provisions of FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Direct Guarantees of Indebtedness of Others," to its agreements that contain guarantee or indemnification clauses. FIN No. 45 expands the disclosure provisions required by SFAS No. 5, "Accounting for Contingencies," by requiring the guarantor to disclose certain types of guarantees, even if the likelihood of requiring the guarantor's performance is remote. The Company is a guarantor in the arrangements described below.

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

     In each of these circumstances, payment by the Company is contingent on Pitney Bowes making a claim. As such, it is not possible to predict the maximum potential future payments under these agreements. As of June 30, 2003, the Company has not

                          IMAGISTICS INTERNATIONAL INC.

paid any amounts pursuant to the above indemnifications other than expenses incurred in connection with the defense and settlement of assumed claims asserted in connection with the operation of the Company in the ordinary course of business. The Company believes that if it were to incur a loss in any of these matters, such loss would not have a material effect on the Company's financial position, results of operations or cash flows.

     Legal matters

     In connection with the Distribution, the Company agreed to assume all liabilities associated with its business, and to indemnify Pitney Bowes for all claims relating to its business. In the normal course of business, the Company has been party to occasional lawsuits relating to the Company's business. These may involve litigation or other claims by or against Pitney Bowes or the Company relating to, among other things, contractual rights under vendor, insurance or other contracts, trademark, patent and other intellectual property rights, equipment, service or payment disputes with customers and disputes with employees.

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

     In May 2003, the Company entered into a settlement agreement with respect to the previously reported trademark litigation filed in October 2002 by Imagetec, L.P., which resolved the action in its entirety. The resolution of this litigation did not have a material impact on the Company's financial position, results of operations or cash flows.

     Risks and uncertainties

      Prior to the Distribution, the Company's business was operated by Pitney Bowes as a division of its broader corporate organization rather than as a separate stand-alone entity. Pitney Bowes assisted the Company by providing corporate functions such as legal, tax and information technology functions. Following the Distribution, Pitney Bowes has no obligation to provide assistance to the Company other than certain interim and transitional services to be provided by Pitney Bowes. Because the Company has a limited history operating as a stand-alone entity, there can be no assurance that the Company will be able to successfully implement the changes necessary to operate independently in the future. The Company's inability to successfully implement the changes necessary to operate independently would have a material adverse affect on the Company's financial position, results of operations and cash flows.

     The Company is implementing an enterprise resource planning ("ERP") system intended to replace the information technology ("IT") services provided by Pitney Bowes under the transition services agreement. Due to unanticipated delays in implementation of Phase II of the ERP system, the Company and Pitney Bowes have agreed to an extension until December 31, 2003 of the transition services agreement as it relates to IT services. In January 2003, the Company received a favorable ruling from the Internal Revenue Service indicating that the extension of the transition services agreement as it relates to IT services, through December 2003, will not affect the tax-free nature of the spin-off. The Company expects to implement the critical ERP applications necessary to replace the IT services provided by Pitney Bowes in the second half of 2003. Any failure to implement the critical ERP applications appropriately by the given extension date would have a material adverse affect on the Company's financial position, results of operations and cash flows.

9. SEPARATION AGREEMENTS

     The Company and Pitney Bowes entered into a transition services agreement that provided for Pitney Bowes to supply certain services to the Company at cost for a limited time following the Distribution. These services included information technology, computing, telecommunications, certain accounting, field service of equipment and dispatch call center services. The Company and Pitney Bowes have agreed to an extension until December 31, 2003, of the transition services agreement as it relates to information technology and related services. Services provided under this extension are at negotiated market rates. The Company and Pitney Bowes entered into a separate service agreement effective July 1, 2003 until June 30, 2004 relating to field service of equipment and dispatch call center services.

     The Company paid Pitney Bowes $4.0 million and $10.4 million for the three and six months ended June 30, 2003, respectively, in connection with the transition services agreement and other administrative services. The Company paid Pitney

                          IMAGISTICS INTERNATIONAL INC.

Bowes $5.0 million and $12.2 million for the three and six months ended June 30, 2002, respectively, in connection with the transition services agreement and certain shared corporate and administrative services.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the audited consolidated financial statements and the notes thereto, included in our latest Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission on March 28, 2003, as well as the unaudited consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q. This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Please see "Risk Factors That Could Cause Results To Vary" and "Special Note About Forward-Looking Statements" for a discussion of the uncertainties, risks and assumptions associated with these forward-looking statements. Our actual results could differ materially from those forward-looking statements discussed in this section. For the purposes of the following discussion, unless the context otherwise requires, "Imagistics International Inc.," "Imagistics," refers to Imagistics International Inc. and subsidiary.

     The unaudited interim consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in our opinion, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of results of operations, financial position and cash flows as of and for the periods presented. We believe that the disclosures contained in the unaudited interim consolidated financial statements are adequate to keep the information presented from being misleading. The results for the three and six months ended June 30, 2003 are not necessarily indicative of the results for the full year.

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

     Rental contracts, which often include supplies, are generally for an initial term of three years with automatic renewals unless we receive prior notice of cancellation. Under the terms of rental contracts, we bill our customers either a flat periodic charge and/or a usage-based fee. Revenues related to these contracts are recognized each month as earned, either using the straight-line method or based upon usage, as applicable.

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

     We enter into arrangements that include multiple deliverables, which typically consist of the sale of equipment with a support services contract. We account for each element within an arrangement with multiple deliverables as separate units of accounting. Revenue is allocated to each unit of accounting based on the residual method, which requires the allocation of the revenue based on the fair value of the undelivered items. Fair value of support services is primarily determined by reference to renewal pricing of support services contracts when sold on a stand-alone basis.

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

REVENUES

(Dollars in thousands)

     The following table shows our revenue sources by product line for the periods indicated.

                                                         FOR THE THREE MONTHS ENDED         FOR THE SIX MONTHS ENDED
                                                                   JUNE 30,                          JUNE 30,
                                                     --------------------------------    --------------------------------
                                                          2003             2002               2003             2002
                                                     ---------------  ---------------    ---------------  ---------------
Copier product line                                        $ 99,313         $ 91,712          $ 191,536        $ 182,777
Facsimile product line                                       56,603           66,579            115,302          130,675
                                                     ---------------  ---------------    ---------------  ---------------
      Total revenue                                       $ 155,916        $ 158,291          $ 306,838        $ 313,452
                                                     ===============  ===============    ===============  ===============



     The following table shows our revenue sources by segment for the periods indicated.

                                                        FOR THE THREE MONTHS ENDED            FOR THE SIX MONTHS ENDED
                                                                  JUNE 30,                             JUNE 30,
                                                      --------------------------------     -------------------------------
                                                           2003             2002               2003             2002
                                                      ---------------  ---------------     --------------  ---------------
United States                                              $ 150,899        $ 153,288          $ 296,402        $ 303,020
United Kingdom                                                 5,017            5,003             10,436           10,432
                                                      ---------------  ---------------     --------------  ---------------
     Total revenue                                         $ 155,916        $ 158,291          $ 306,838        $ 313,452
                                                      ===============  ===============     ==============  ===============

     The following table shows the growth rates by revenue type and product line for the three and six months ended June 30, 2003 compared with the same periods in the prior year.

                                                      FOR THE THREE MONTHS ENDED            FOR THE SIX MONTHS ENDED
                                                                JUNE 30,                             JUNE 30,
                                                     ------------------------------       -----------------------------
                                                         2003            2002                2003            2002
                                                     --------------  --------------       -------------  --------------
Sales
     Copier products                                         10.0%           (0.4%)               4.6%            4.7%
     Facsimile products                                     (18.1%)           2.7%              (12.6%)          (0.6%)
     Total sales                                             (0.2%)           0.7%               (1.4%)           2.8%

Rentals
     Copier products                                          7.6%            8.9%                7.9%            8.6%
     Facsimile products                                     (12.7%)          (5.2%)             (11.0%)          (5.2%)
     Total rentals                                           (4.7%)          (0.1%)              (3.6%)          (0.2%)

Support services
     Copier products                                          4.5%           (0.1%)               1.3%            0.9%
     Facsimile products                                     (12.4%)          (3.2%)             (13.0%)           2.7%
     Total support services                                   2.5%           (0.4%)              (0.4%)           1.1%

     Total revenue                                           (1.5%)           0.3%               (2.1%)           1.4%


RESULTS OF OPERATIONS

     The following table shows our statement of income data, expressed as a percentage of total revenue, for the periods indicated. The table also shows cost of sales as a percentage of sales revenue, cost of rentals as a percentage of rental revenue and our effective tax rate:

                                                               AS A % OF TOTAL REVENUE, EXCEPT AS NOTED
                                                      FOR THE THREE MONTHS ENDED       FOR THE SIX MONTHS ENDED
                                                                JUNE 30,                        JUNE 30,
                                                    ------------------------------    ------------------------------
                                                        2003             2002             2003            2002
                                                    --------------   -------------    --------------  --------------
Equipment sales                                          27%             26%               26%             25%
Supplies sales                                           24%             24%               24%             24%
                                                    --------------   -------------    --------------  --------------
    Total sales                                          51%             50%               50%             49%
Equipment rentals                                        36%             37%               37%             38%
Support services                                         13%             13%               13%             13%
                                                    --------------   -------------    --------------  --------------
    Total revenue                                       100%            100%              100%            100%

Cost of sales                                            31%             31%               30%             31%
Cost of rentals                                          12%             13%               12%             14%
Selling, service and administrative expenses             50%             50%               51%             49%
                                                    --------------   -------------    --------------  --------------
    Operating income                                     7%               6%               7%              6%

Interest expense                                         1%               1%               1%              1%
                                                    --------------   -------------    --------------  --------------
    Income before income taxes                           6%               5%               6%              5%
Provision for income taxes                               3%               2%               3%              2%
                                                    --------------   -------------    --------------  --------------
    Net income                                           3%               3%               3%              3%
                                                    ==============   =============    ==============  ==============

Cost of sales as a percentage of sales revenue          61.1%           61.5%             61.5%           63.5%
                                                    ==============   =============    ==============  ==============

Cost of rentals as a percentage of rental revenue       33.3%           36.6%             33.4%           37.0%
                                                    ==============   =============    ==============  ==============

Effective tax rate                                      43.0%           39.7%             41.8%           39.7%
                                                    ==============   =============    ==============  ==============

THREE MONTHS ENDED JUNE 30, 2003 AND JUNE 30, 2002

     Revenue. For the three months ended June 30, 2003, total revenue of $155,916 declined 2% versus revenue of $158,291 for the three months ended June 30, 2002 primarily resulting from lower rental revenue, partially offset by higher support services revenue.

     Equipment and supply sales revenue of $78,876 declined slightly for the three months ended June 30, 2003 from $79,006 for the three months ended June 30, 2002. Copier equipment sales increased 10% with particular improvement in our color product category as well as increased copier supply sales. Facsimile sales declined 18% due to lower equipment and supply sales resulting from the decline in facsimile usage.

     Equipment rental revenue of $56,107 for the three months ended June 30, 2003 declined 5% versus equipment rental revenue of $58,866 for the three months ended June 30, 2002, reflecting the continuing expected decline in facsimile rental revenues, partially offset by an increase in copier rental revenues resulting from a continuing copier marketing focus on national accounts, which prefer a rental placement strategy similar to that of our historic facsimile product placement strategy as well as increases in both usage and new placements in the mid-level digital black and white product categories. Rental revenue derived from our copier product line increased 8% reflecting growth in the overall installed rental population as well as the impact of increased placements of our high-end copiers and MFPs. Rental revenue from our facsimile product line declined 13% versus the prior year reflecting lower pricing and a lower installed base.

     Support services revenue for the three months ended June 30, 2003 of $20,933, primarily derived from stand-alone service contracts, increased 3% versus support services revenue of $20,419 for the three months ended June 30, 2002, reflecting higher copier service revenue resulting from the product mix shift to high-end digital products and increased usage, partially offset by lower facsimile service revenue due to lower pricing.

     Cost of sales. Cost of sales was $48,166 for the three months ended June 30, 2003 compared with $48,592 for the same period in 2002 and cost of sales as a percentage of sales revenue declined to 61.1% for the three months ended June 30, 2003 from 61.5% for the three months ended June 30, 2002. This decline was primarily due to lower inventory obsolescence provisions, partially offset by the increase in the mix of copier and multifunctional products, which have a higher cost of sales percentage than facsimile sales.

     Cost of rentals. Cost of rentals was $18,677 for the three months ended June 30, 2003 compared with $21,557 for the three months ended June 30, 2002 and cost of rentals as a percentage of rental revenue declined 3.3 percentage points to 33.3% for the three months ended June 30, 2003 from 36.6% for the three months ended June 30, 2002. This decline was due to product cost improvements coupled with the impact of our disciplined focus on improving profit margins, partially offset by an increase in the mix of copier and multifunctional product rentals which have a higher cost as a percentage of rental revenue than facsimile machines.

     Selling, service and administrative expenses. Selling, service and administrative expenses of $78,658 were 50.4% of total revenue for the three months ended June 30, 2003 compared with $78,882, or 49.8% of total revenue for the three months ended June 30, 2002. Selling, service and administrative expenses decreased slightly versus the prior year primarily resulting from lower employee compensation and employee benefit expenses and lower marketing expenses, partially offset by higher information technology expenses related to maintaining legacy systems while incurring costs relating to our resource planning ("ERP") project.

     Interest expense. Interest expense decreased to $1,592 for the three months ended June 30, 2003 from $1,989 for the three months ended June 30, 2002, as a result of lower debt levels coupled with lower interest rates. The weighted average interest rate for the three months ended June 30, 2003 was 6.6% versus 7.6% for the three months ended June 30, 2002.

     Effective tax rate. Our effective tax rate was 43.0% for the three months ended June 30, 2003 compared with 39.7% for the three months ended June 30, 2002 due to an increase in state and local income tax rates coupled with a change in the estimate of the deductibility for tax purposes of certain expenses.

SIX MONTHS ENDED JUNE 30, 2003 AND JUNE 30, 2002

     Revenue. For the six months ended June 30, 2003, total revenue of $306,838 declined 2% versus revenue of $313,452 for the six months ended June 30, 2002 primarily reflecting lower rental revenue and to a lesser extent, lower sales.

     Equipment and supply sales revenue of $151,929 declined 1% for the six months ended June 30, 2003 from $154,135 for the six months ended June 30, 2002. Copier sales increased 5% resulting from increased placements of our high-end digital and color copiers and MFPs and higher supply sales. Facsimile sales declined 13% due to lower equipment and supply sales resulting from the lower facsimile usage.

     Equipment rental revenue of $113,175 for the six months ended June 30, 2003 declined 4% versus equipment rental revenue of $117,418 for the six months ended June 30, 2002, reflecting the continuing expected decline in facsimile rental revenues, partially offset by an increase in copier rental revenues. Rental revenue derived from our copier product line increased 8% reflecting growth in the overall installed rental population resulting from a continuing copier marketing focus on national accounts, which prefer a rental placement strategy similar to that of our historic facsimile product placement strategy as well as increases in both usage and new placements in the mid-level digital black and white product categories. Rental revenue from our facsimile product line declined 11% versus the prior year reflecting a lower installed base and lower pricing on new placements and renewals compared to expiring contracts.

     Support services revenue for the six months ended June 30, 2003 of $41,734, primarily derived from stand-alone service contracts, declined slightly versus support services revenue of $41,899 for the six months ended June 30, 2002, reflecting a product mix shift toward higher-end copiers, offset by lower facsimile service revenue due to lower pricing.

     Cost of sales. Cost of sales was $93,410 for the six months ended June 30, 2003 compared with $97,808 for the same period in 2002 and cost of sales as a percentage of sales revenue declined to 61.5% for the six months ended June 30, 2003 from 63.5% for the six months ended June 30, 2002. This decline was due to lower obsolete inventory provisions and the impact of our disciplined focus on improving profit margins and lower product cost, partially offset by an increase in the mix of copier and multifunctional product sales, which have a higher cost of sales percentage than facsimile sales.

     Cost of rentals. Cost of rentals was $37,848 for the six months ended June 30, 2003 compared with $43,455 for the six months ended June 30, 2002 and cost of rentals as a percentage of rental revenue declined 3.6 percentage points to 33.4% for the six months ended June 30, 2003 from 37.0% for the six months ended June 30, 2002. This decline was due to product cost improvements coupled with the impact of our disciplined focus on improving profit margins, partially offset by an increase in the mix of copier and multifunctional product rentals which have a higher cost as a percentage of rental revenue than facsimile machines.

     Selling, service and administrative expenses. Selling, service and administrative expenses of $155,523 were 50.7% of total revenue for the six months ended June 30, 2003 compared with $154,335, or 49.2% of total revenue for the six months ended June 30, 2002. Selling, service and administrative expenses increased 1% over the prior year primarily resulting from higher information technology expenses related to maintaining legacy systems while incurring costs relating to our ERP project, higher provisions for bad debt expenses and higher marketing expenses, offset by lower employee compensation and benefit expenses.

     Interest expense. Interest expense decreased to $3,221 for the six months ended June 30, 2003 from $4,189 for the six months ended June 30, 2002, as a result of lower debt levels coupled with lower interest rates. The weighted average interest rate for the six months ended June 30, 2003 was 6.8% versus 7.1% for the six months ended June 30, 2002.

     Effective tax rate. Our effective tax rate was 41.8% for the six months ended June 30, 2003 compared with 39.7% for the six months ended June 30, 2002 primarily due to a change in the estimate of the deductibility for tax purposes of certain expenses.

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

     Originally, amounts borrowed under the Revolving Credit Facility bore interest at variable rates based, at our option, on either the LIBOR rate plus a margin of from 2.25% to 3.00%, depending on our leverage ratio, or the Fleet Bank base lending rate plus a margin of from 1.25% to 2.00%, depending on our leverage ratio. Amounts borrowed under the Term Loan bore interest at variable rates based, at our option, on either the LIBOR rate plus a margin of 3.50% or 3.75%, depending on our leverage ratio, or the Fleet Bank base lending rate plus a margin of 2.50% to 2.75%, depending on our leverage ratio. A commitment fee of from 0.375% to 0.500% on the average daily unused portion of the Revolving Credit Facility was payable quarterly, in arrears, depending on our leverage ratio.

     On March 19, 2002, the Credit Agreement was amended to increase the total amount of our stock permitted to be repurchased from $20 million to $30 million. On July 19, 2002, the Credit Agreement was further amended to increase the total amount of our stock permitted to be repurchased from $30 million to $58 million and to reduce the Term Loan interest rates to LIBOR plus a margin of from 2.75% to 3.75%, depending on our leverage ratio, or to the Fleet Bank base lending rate plus a margin of from 1.75% to 2.75%, depending on our leverage ratio. On March 5, 2003, the Credit Agreement was further amended to increase the total amount of stock permitted to be repurchased from $58 million to $78 million, to reduce the minimum EBITDA covenant to $100 million for the remainder of the term of the Credit Agreement and to revise the limitation on capital expenditures. On May 16, 2003, the Credit Agreement was further amended (the "Fourth Amendment") to reduce the aggregate amount of the Revolving Credit Facility from $125 million to $95 million, to delete the requirement that we maintain our interest rate risk with respect to at least 50% of the aggregate principal amount of the Term Loan for a period of at least 36 months, to reduce and fix the Term Loan interest rate to LIBOR plus a margin of 2.25%, from LIBOR plus a margin of from 2.75% to 3.75%, depending on our leverage ratio, or to the Fleet Bank base lending rate plus a margin of 1.25%, from the Fleet Bank base lending rate plus a margin of from 1.75% to 2.75%, depending on our leverage ratio, to reduce and fix the Revolving Credit Facility interest rate to LIBOR plus a margin of 1.25%, from LIBOR plus a margin of from 2.25% to 3.00%, depending on our leverage ratio, or to the Fleet Bank base lending rate plus a margin of .25%, from the Fleet Bank base lending rate plus a margin of from 1.25% to 2.00%, depending on our leverage ratio and to fix our commitment fee at 0.375% on the average daily unused portion of the Revolving Credit Facility from 0.375% to 0.500% on the average daily unused portion of the Revolving Credit Facility, depending on our leverage ratio. At June 30, 2003, we were in compliance with all of the financial covenants.

     The Credit Agreement required us to manage our interest rate risk with respect to at least 50% of the aggregate principal amount of the Term Loan for a period of at least 36 months. Accordingly, we entered into two interest rate swap agreements in the notional amounts of $50 million and $30 million expiring in February 2005 to convert the variable interest rate payable on the Term Loan to a fixed interest rate in order to hedge the exposure to variability in expected future cash flows. These interest rate swap agreements have been designated as cash flow hedges. The counterparties to the interest rate swap agreements are major international financial institutions. We monitor the credit quality of these financial institutions and do not anticipate any losses as a result of counterparty nonperformance. Under the terms of the swap agreements, we will receive payments based upon the 90-day LIBOR rate and remit payments based upon a fixed rate. The fixed interest rates are 4.17% and 4.32% for the $50 million and the $30 million swap agreements, respectively.

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

     At June 30, 2003, two interest rate swap agreements in the notional amounts of $50 million and $22 million were outstanding, the aggregate fair value of which was an obligation of $3.6 million. This obligation is reported in other liabilities in the consolidated balance sheet and the unrealized loss relating to the outstanding swap agreements was included in other comprehensive loss in stockholders' equity. We routinely review cash flow estimates in the normal course of business. In light of recent market developments affecting interest rates, the impact of the Fourth Amendment and our consistent historical positive cash flow and near term estimated operating and capital expenditure requirements, we are considering unwinding the interest rate swap agreements. Although no final determination to unwind the interest rate swap agreements has been made, if we were to unwind the interest rate swap agreements, approximately $3.6 million would be reclassified into interest expense from other comprehensive loss. The interest rate swap agreements were 100% effective for the three and six months ended June 30, 2003.

     At June 30, 2003, $74 million of borrowings were outstanding under the Credit Agreement, consisting solely of $74 million of borrowings under the Term Loan and the borrowing base amounted to approximately $99 million. The Term Loan is payable in 14 consecutive equal quarterly installments of $0.2 million due September 30, 2003 through December 31, 2006, three consecutive equal quarterly installments of $17.8 million due March 31, 2007 through September 30, 2007 and a final payment of $17.8 million due at maturity.

     At June 30, 2003, one irrevocable standby letter of credit in the amount of $0.6 million was outstanding as security for our casualty insurance program. There were no letters of credit outstanding at December 31, 2002.

     The ratio of current assets to current liabilities increased to 2.9 to 1 at June 30, 2003 compared to 2.6 to 1 at December 31, 2002 due to reductions in accounts payable and accrued liabilities and an increase in cash, partially offset by reductions in accounts receivable and inventories. At June 30, 2003, our total debt as a percentage of total capitalization increased to 22.3% from 21.9% at December 31, 2002 due to stock repurchases under our stock buy back program.

     Net cash provided by operating activities was $56,384 and $88,806 for the six months ended June 30, 2003 and 2002, respectively. Net income was $9,792 and $8,237, respectively. Non-cash charges for depreciation and amortization and provisions for bad debt and inventory obsolescence in the aggregate provided cash of $46,270 and $51,663 for the six months ended June 30, 2003 and 2002, respectively. The provision for bad debt of $4,442 for the six months ended June 30, 2003 was higher than historical levels reflecting an increase in the rate of delinquencies. For the six months ended June 30, 2003, the provision to write down excess and obsolete inventory amounted to $3,795 and was lower than prior year as substantially all of the value of analog equipment has been written down to its nominal net realizable value. For the six months ended June 30, 2002, the provision to write down excess and obsolete inventory amounted to $8,358. Changes in the principal components of working capital required $2,886 of cash in the six months ended June 30, 2003 and provided cash of $22,168 in the six months ended June 30, 2002. Cash used by working capital changes in the six months ended June 30, 2003 of $2,886 included a reduction in accounts payable and other liabilities of $13 million primarily consisting of $4 million for 2002 incentive compensation programs and $8 million of income tax payments, partially offset by $12 million of net reductions in accounts receivable resulting primarily from collections.

     We used $26,410 and $32,411 in investing activities for the six months ended June 30, 2003 and 2002, respectively. Investment in rental equipment assets totaled $17,374 and $24,700 for the six months ended June 30, 2003 and 2002, respectively. The decline in rental asset expenditures reflects product cost improvements and a reduction in new facsimile rental equipment placements resulting from continuing lower demand. Capital expenditures for property, plant and equipment were $9,036 and $7,711 for the six months ended June 30, 2003 and 2002, respectively, of which the investment in ERP accounted for $5,512 and $4,972, respectively.

     Cash used in financing activities was $19,061 and $46,931 for the six months ended June 30, 2003 and 2002, respectively. Cash used in financing activities for the six months ended June 30, 2003 and 2002 reflects the repurchase of 1,010,000 shares of our stock at a cost of $20,525 and 690,160 shares at a cost of $12,509, respectively. In March 2002, the Board of Directors approved a $30 million stock buy back program. In October 2002, the Board of Directors authorized the repurchase of an additional $28 million of our stock, raising the total authorization to $58 million and, as of June 30, 2003, we have accumulated approximately 2.9 million shares of treasury stock at a cost of $57 million.

     During the six month period ended June 30, 2003, we had no material changes in our contractual obligations and commitments. We had no material commitments other than supply agreements with vendors that extend only to equipment supplies and parts ordered under purchase orders; there are no long-term purchase requirements. We will continue to make additional investments in facilities, rental equipment, computer equipment and systems and our distribution network as required to support our operations. We anticipate investments in rental equipment assets for new and replacement programs in amounts consistent with the recent past. We estimate that we will spend approximately $15 million to $20 million over the next six to nine months to continue to enhance our information systems infrastructure and implement our ERP system.

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

     We are in the process of implementing Phase II of our ERP system, consisting of order entry to cash collection, which will be completed in the second half of 2003. If we were to experience unanticipated difficulties in the order processing and billing functionality, timely customer billing and cash collection could be affected. This would have an adverse affect on our financial position, results of operations and cash flows.

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

     We rely on outside suppliers to manufacture the products that we distribute, many of whom are located in the Far East. In addition, two manufacturers supply a significant portion of our new copier and multifunctional equipment. If these manufacturers discontinue their products or are unable to deliver us products in the future or if political changes, economic disruptions or natural disasters occur where their production facilities are located, we will be forced to identify an alternative supplier or suppliers for the affected product. In addition, although we have worked with our suppliers and freight forwarders to mitigate the potential impacts of an outbreak of infectious disease affecting our supply chain, should our manufacturers become affected by epidemics of infectious diseases, including the recent outbreak of severe acute respiratory syndrome, we could be forced to identify an alternative supplier or suppliers for the affected product. Although we are confident that we can identify alternate sources of supply, we may not be successful in doing so. Even if we are successful, the replacement product may be more expensive or may lack certain features of the discontinued product and we may experience some delay in obtaining the product. Other events that disrupt the shipment to or receipt of ocean freight at U.S. ports, such as labor unrest, war or terrorist activity could delay, prevent or add substantial cost to our receipt of such products. Any of these events would cause disruption to our customers and could have an adverse effect on our business.

     Much of our international business is transacted in local currency. Currently, approximately 20% of our total product purchases, based on costs, are denominated in yen. The majority of our remaining product purchases are denominated in U.S. dollars and are produced by Japanese suppliers in manufacturing facilities located in China. Currently, the exchange rate of the Chinese renminbi and the U.S. dollar is fixed. If the Chinese government were to revalue the Chinese renminbi and the nominal value of the renminbi rises, the resultant impact on the exchange rate of the Chinese renminbi and the U.S. dollar could have a negative impact on our product cost. We do not currently utilize any form of derivative financial instruments to manage our exchange rate risk. We manage our foreign exchange risk by attempting to pass through to our customers any cost increases related to foreign currency exchange. However, no assurance can be given that we will be successful in passing cost increases through to our customers in the future.

     Risk Factors Relating to Separating Our Company From Pitney Bowes

     We have a limited history operating as an independent entity and may be unable to make the changes necessary to operate successfully as a stand-alone entity, or may incur greater costs as a stand-alone entity that may cause our profitability to decline.

     Prior to the Distribution, our business was operated by Pitney Bowes as a division of its broader corporate organization, rather than as a separate stand-alone entity. Pitney Bowes assisted us by providing corporate functions such as legal, tax and information technology functions. Following the Distribution, Pitney Bowes has no obligation to provide assistance to us other than certain interim and transitional services. Because our business had not previously been operated as a stand-alone entity, there can be no assurance that we will be able to successfully implement the changes necessary to operate independently or will not incur additional costs as a result of operating independently. We are implementing an ERP system intended to replace the information technology ("IT") services provided by Pitney Bowes under the transition services agreement. Due to unanticipated delays in implementation of Phase II of the ERP system, we and Pitney Bowes have agreed to an extension until December 31, 2003, of the transition services agreement as it relates to IT related services. In January 2003, we received a favorable ruling from the Internal Revenue Service indicating that the extension of the transition services agreement as it relates to IT services, through December 2003, will not affect the tax-free nature of the spin-off. Any failure to implement the critical ERP applications appropriately by the given extension date would have a material adverse affect on our financial position, results of operations and cash flows.

     Pitney Bowes has been and is expected to continue to be a significant customer. For three months ended June 30, 2003 and 2002, revenues from Pitney Bowes, exclusive of equipment sales to PBCC for lease to the end user, accounted for approximately 9% and 8%, respectively, of our total revenue and for the six months ended June 30, 2003 and 2002, accounted for approximately 8% and 9% of our total revenue, respectively. However, no assurance can be given that Pitney Bowes will continue to purchase our products and services.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and hedging relationships designated after June 30, 2003 and all provisions should be applied prospectively. The provisions of SFAS No. 149 that relate to SFAS No. 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. Certain provisions relating to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to existing contracts as well as new contracts entered into after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on our financial position, results of operations or cash flows.

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

     In November 2002, the FASB Emerging Issues Task Force reached a consensus on issue No. 00-21 "Accounting for Revenue Arrangements with Multiple Deliverables" ("EITF 00-21"). EITF 00-21 applies to certain contractually binding arrangements under which a company performs multiple revenue generating activities and requires that all companies account for each element within an arrangement with multiple deliverables as separate units of accounting if (a) the delivered item has value on a stand-alone basis, (b) there is objective and reliable evidence of fair value and (c) the amount of the total arrangement consideration is fixed or determinable. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF 00-21 did not have a material impact on our financial position, results of operations or cash flows.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We have certain exposures to market risk related to changes in interest rates, foreign currency exchange rates and commodities. There have been no material changes in market risk since the filing of our Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

ITEM 4.  CONTROLS AND PROCEDURES

     As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as described in Exchange Act Rule 13a-15. In conducting the evaluation, such officers noted that we continued to be reliant on certain Pitney Bowes information systems for the generation of financial information. Based upon our existing internal controls, such officers' knowledge of Pitney Bowes' systems and internal controls and a review of Pitney Bowes' Exchange Act filings and related certifications, the Chief Executive Officer and the Chief Financial Officer have concluded that the information generated by the Pitney Bowes information systems is subject to adequate controls. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings relating to our Company (including our consolidated subsidiary).

     There were no significant changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of such evaluation.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

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

     In May 2003, we entered into a settlement agreement with respect to the previously reported trademark litigation filed in October 2002 by Imagetec, L.P., which resolved the action in its entirety. The resolution of this litigation did not have a material impact on our financial position, results of operations or cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At our annual meeting of stockholders held on May 13, 2003, two proposals were voted upon by our stockholders. A brief discussion of each proposal voted upon at the annual meeting and the number of votes cast for, against and withheld, as well as the number of abstentions to each proposal are set forth below.

         A vote was taken for the election of two directors to hold office until our 2006 annual meeting of stockholders and until their respective successors shall have been duly elected. The aggregate numbers of shares of common stock voted in person or by proxy for each nominee were as follows:

                     NOMINEE                 FOR            WITHHELD
             ------------------------  ----------------  ----------------
               Thelma R. Albright        14,223,296          204,434
                   Ira D. Hall           14,222,022          205,708

         Other directors include T. Kevin Dunnigan and James A. Thomas, whose terms of office expire in 2004, and Marc C. Breslawsky and Craig R. Smith, whose terms of office expire in 2005.

         A vote was taken on the proposal to ratify the appointment of PricewaterhouseCoopers LLP as our auditors for the fiscal year ending December 31, 2003. The aggregate numbers of shares of common stock voted on this proposal in person or by proxy were as follows:

                       FOR                  AGAINST           ABSTAIN
             ------------------------  ----------------  ----------------
                   14,064,066               347,657            16,007

         Each of the listed proposals were approved by the stockholders in accordance with our certificate of incorporation, bylaws and the Delaware General Corporation Law. There were no broker non-votes for either matter.

         The foregoing proposals are described more fully in our definitive proxy statement dated April 14, 2003, filed with the Securities and Exchange Commission pursuant to Section 14 (a) of the Securities Act of 1934, as amended, and the rules and regulations promulgated thereunder.

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
10.26    Employment Agreement between Imagistics International Inc. and Joseph W. Higgins (3)
10.27    Amendment No. 1 to Credit Agreement between Imagistics International Inc. and Merrill Lynch & Co.,
         Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Syndication Agent, Fleet Capital Corporation, as
         Administrative Agent, and the Lenders identified therein (4)
10.28    Amendment No. 2 to Credit Agreement between Imagistics International Inc. and Merrill Lynch & Co.,
         Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Syndication Agent, Fleet Capital Corporation, as
         Administrative Agent, and the Lenders identified therein (5)
10.29    First Amendment to Imagistics International Inc. 2001 Stock Plan (6)
10.30    First Amendment to Rights Agreement between Imagistics International Inc. and EquiServe Trust Company,
         N.A. (6)
10.31    Amendment No. 3 to Credit Agreement between Imagistics International Inc. and Merrill Lynch & Co.,
         Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Syndication Agent, Fleet Capital Corporation, as
         Administrative Agent, and the Lenders identified therein (7)
10.32    Amendment No. 1 to Transition Services Agreement between Pitney Bowes Inc. and Imagistics International
         Inc. (8)
10.33    Amendment No. 4 to Credit Agreement between Imagistics International Inc. and Merrill Lynch & Co.,
         Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Syndication Agent, Fleet Capital Corporation, as
         Administrative Agent, and the Lenders identified therein (9)
31.1     Certification of Chief Executive Officer Pursuant to Securities
         Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the
         Sarbanes-Oxley Act of 2002.
31.2     Certification of the Chief Financial Officer Pursuant to Securities
         Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the
         Sarbanes-Oxley Act of 2002.
32       Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section
         1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

------------------------

(1)      Incorporated by reference to Amendment No. 1 to the Registrant's Form 10 filed July 13, 2001.
(2)      Incorporated by reference to Amendment No. 2 to the Registrant's Form 10 filed August 13, 2001.
(3)      Incorporated by reference to the Registrant's Form 10-K filed March 28, 2002.
(4)      Incorporated by reference to the Registrant's Form 10-Q filed May 14, 2002.
(5)      Incorporated by reference to the Registrant's Form 8-K dated July 23, 2002.
(6)      Incorporated by reference to the Registrant's Form 10-Q filed August 14, 2002.
(7)      Incorporated by reference to the Registrant's Form 8-K dated March 7, 2003.
(8)      Incorporated by reference to the Registrant's Form 10-K dated March 28, 2003.
(9)      Incorporated by reference to the Registrant's Form 8-K dated May 16, 2003.

         (b) Reports on Form 8-K.

     On May 8, 2003, we filed a Current Report on Form 8-K, under Item 9 furnished pursuant to Item 12, which included a copy of our press release dated May 8, 2003 in which we announced our earnings for the fiscal quarter ended March 31, 2003 and certain additional matters.

     On May 21, 2003, we filed a Current Report on Form 8-K, reporting under
Item 5 thereof, the Fourth Amendment to the Credit Agreement, dated as of May 16, 2003.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:    August 13, 2003                        Imagistics International Inc.
                                              ---------------------------------
                                                (Registrant)



                                   By:          /s/ Joseph D. Skrzypczak
                                              ---------------------------------
                                   Name:        Joseph D. Skrzypczak
                                   Title:       Chief Financial Officer
                                                and Authorized Signatory