Form 10-Q/A
period 2003-06-30
IMAGISTICS INTERNATIONAL INC
filed 2003-08-18
CIK 1137019

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

                          IMAGISTICS INTERNATIONAL INC.

     Rental contracts, which often include supplies, are generally for an initial term of three years with automatic renewals unless the Company receives prior notice of cancellation. Under the terms of rental contracts, the Company bills its customers a flat periodic charge and/or a usage-based fee.
Revenues related to these contracts are recognized each month as earned, either using the straight-line method or based upon usage, as applicable.

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
                                              ==============  ==============     =============   =============


     Revenues from Pitney Bowes, substantially all of which are generated in the United States segment, consisted of the following for the three and six months ended June 30, 2003 and 2002:

                                                FOR THE THREE MONTHS ENDED          FOR THE SIX MONTHS ENDED
                                                          JUNE 30,                           JUNE 30,
                                               ------------------------------     -----------------------------
                                                   2003            2002               2003            2002
                                               --------------  --------------     -------------   -------------
Revenues from Pitney Bowes:
     Pitney Bowes Canada                             $ 6,313         $ 7,898          $ 12,682        $ 13,438
     Other subsidiaries of Pitney Bowes                6,940           7,010            13,361          13,134
                                               --------------  --------------     -------------   -------------
         Sub-total                                    13,253          14,908            26,043          26,572
     Pitney Bowes Credit Corporation                  23,924          20,512            45,360          42,670
                                               --------------  --------------     -------------   -------------
         Total                                      $ 37,177        $ 35,420          $ 71,403        $ 69,242
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

6. EARNINGS PER SHARE CALCULATION

     Basic earnings per share was calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share was calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding plus all dilutive common stock equivalents outstanding during the period. The calculation of diluted earnings per share did not include 29,550 and 52,403 options for the three months ended June 30, 2003 and 2002, respectively, since they were antidilutive for the periods presented.

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

                          IMAGISTICS INTERNATIONAL INC.

     On May 16, 2003, the Credit Agreement was further amended (the "Fourth Amendment") to reduce the aggregate amount of the Revolving Credit Facility from $125 million to $95 million, to delete the requirement that the Company maintain interest rate protection with respect to at least 50% of the aggregate principal amount of the Term Loan, to reduce and fix the Term Loan interest rate to LIBOR plus a margin of 2.25%, from LIBOR plus a margin of from 2.75% to 3.75%, depending on the Company's leverage ratio, or to the Fleet Bank base lending rate plus a margin of 1.25%, from the Fleet Bank base lending rate plus a margin of from 1.75% to 2.75%, depending on the Company's leverage ratio, to reduce and fix the Revolving Credit Facility interest rate to LIBOR plus a margin of 1.25%, from LIBOR plus a margin of from 2.25% to 3.00%, depending on the Company's leverage ratio, or to the Fleet Bank base lending rate plus a margin of 0.25%, from the Fleet Bank base lending rate plus a margin of from 1.25% to 2.00%, depending on the Company's leverage ratio and to fix the commitment fee at 0.375% on the average daily unused portion of the Revolving Credit Facility from 0.375% to 0.500% on the average daily unused portion of the Revolving Credit Facility, depending on the Company's leverage ratio.

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

9. SEPARATION AGREEMENTS

     The Company and Pitney Bowes entered into a transition services agreement that provided for Pitney Bowes to supply certain services to the Company at cost for a limited time following the Distribution. These services included information technology, computing, telecommunications, certain accounting, field service of equipment and dispatch call center services. The Company and Pitney Bowes have agreed to an extension until December 31, 2003, of the transition services agreement as it relates to information technology and related services. Services provided under this extension are at negotiated market rates. Effective July 1, 2003, the Company and Pitney Bowes entered into a separate one-year service agreement relating to field service of equipment and dispatch call center services.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the audited consolidated financial statements and the notes thereto, included in our latest Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission on March 28, 2003, as well as the unaudited consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q. This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Please see "Risk Factors That Could Cause Results To Vary" and "Special Note About Forward-Looking Statements" for a discussion of the uncertainties, risks and assumptions associated with these forward-looking statements. Our actual results could differ materially from those forward-looking statements discussed in this section. For the purposes of the following discussion, unless the context otherwise requires, "Imagistics International Inc." and "Imagistics," refers to Imagistics International Inc. and subsidiary.

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

     Rental contracts, which often include supplies, are generally for an initial term of three years with automatic renewals unless we receive prior notice of cancellation. Under the terms of rental contracts, we bill our customers a flat periodic charge and/or a usage-based fee. Revenues related to these contracts are recognized each month as earned, either using the straight-line method or based upon usage, as applicable.

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

     Selling, service and administrative expenses. Selling, service and administrative expenses of $78,658 were 50.4% of total revenue for the three months ended June 30, 2003 compared with $78,882, or 49.8% of total revenue for the three months ended June 30, 2002. Selling, service and administrative expenses decreased slightly versus the prior year primarily resulting from lower employee compensation and employee benefit expenses and lower marketing expenses, partially offset by higher information technology expenses related to maintaining legacy systems while incurring costs relating to our enterprise resource planning ("ERP") project.

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

     On March 19, 2002, the Credit Agreement was amended to increase the total amount of our stock permitted to be repurchased from $20 million to $30 million. On July 19, 2002, the Credit Agreement was further amended to increase the total amount of our stock permitted to be repurchased from $30 million to $58 million and to reduce the Term Loan interest rates to LIBOR plus a margin of from 2.75% to 3.75%, depending on our leverage ratio, or to the Fleet Bank base lending rate plus a margin of from 1.75% to 2.75%, depending on our leverage ratio. On March 5, 2003, the Credit Agreement was further amended to increase the total amount of stock permitted to be repurchased from $58 million to $78 million, to reduce the minimum EBITDA covenant to $100 million for the remainder of the term of the Credit Agreement and to revise the limitation on capital expenditures. On May 16, 2003, the Credit Agreement was further amended (the "Fourth Amendment") to reduce the aggregate amount of the Revolving Credit Facility from $125 million to $95 million, to delete the requirement that we maintain interest rate protection with respect to at least 50% of the aggregate principal amount of the Term Loan, to reduce and fix the Term Loan interest rate to LIBOR plus a margin of 2.25%, from LIBOR plus a margin of from 2.75% to 3.75%, depending on our leverage ratio, or to the Fleet Bank base lending rate plus a margin of 1.25%, from the Fleet Bank base lending rate plus a margin of from 1.75% to 2.75%, depending on our leverage ratio, to reduce and fix the Revolving Credit Facility interest rate to LIBOR plus a margin of 1.25%, from LIBOR plus a margin of from 2.25% to 3.00%, depending on our leverage ratio, or to the Fleet Bank base lending rate plus a margin of .25%, from the Fleet Bank base lending rate plus a margin of from 1.25% to 2.00%, depending on our leverage ratio and to fix our commitment fee at 0.375% on the average daily unused portion of the Revolving Credit Facility from 0.375% to 0.500% on the average daily unused portion of the Revolving Credit Facility, depending on our leverage ratio. At June 30, 2003, we were in compliance with all of the financial covenants.

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
10.26    Employment Agreement between Imagistics International Inc. and Joseph W. Higgins (3)
10.27    Amendment No. 1 to Credit Agreement between Imagistics International Inc. and Merrill Lynch & Co.,
         Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Syndication Agent, Fleet Capital Corporation, as
         Administrative Agent, and the Lenders identified therein (4)
10.28    Amendment No. 2 to Credit Agreement between Imagistics International Inc. and Merrill Lynch & Co.,
         Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Syndication Agent, Fleet Capital Corporation, as
         Administrative Agent, and the Lenders identified therein (5)
10.29    First Amendment to Imagistics International Inc. 2001 Stock Plan (6)
10.30    First Amendment to Rights Agreement between Imagistics International Inc. and EquiServe Trust Company,
         N.A. (6)
10.31    Amendment No. 3 to Credit Agreement between Imagistics International Inc. and Merrill Lynch & Co.,
         Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Syndication Agent, Fleet Capital Corporation, as
         Administrative Agent, and the Lenders identified therein (7)
10.32    Amendment No. 1 to Transition Services Agreement between Pitney Bowes Inc. and Imagistics International
         Inc. (8)
10.33    Amendment No. 4 to Credit Agreement between Imagistics International Inc. and Merrill Lynch & Co.,
         Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Syndication Agent, Fleet Capital Corporation, as
         Administrative Agent, and the Lenders identified therein (9)
31.1     Certification of the Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14, as
         adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2     Certification of the Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14, as
         adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32       Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section
         1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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