Form 10-Q
period 2003-09-30
IMAGISTICS INTERNATIONAL INC
filed 2003-11-13
CIK 1137019

================================================================================




                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



                                    FORM 10-Q

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       FOR THE TRANSITION PERIOD FROM      TO




                         Commission File Number 1-16449

                          IMAGISTICS INTERNATIONAL INC.
             (Exact Name of Registrant as Specified in Its Charter)

                DELAWARE                                 06-1611068
     (State or Other Jurisdiction           (I.R.S. Employer Identification No.)
   of Incorporation or Organization)

           100 OAKVIEW DRIVE
         TRUMBULL, CONNECTICUT                             06611
(Address of Principal Executive Offices)                 (Zip Code)

                                 (203) 365-7000
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __
                                             ---

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act). Yes X   No __
                                               ---

Number of shares of Imagistics Common Stock, par value $ .01 per share, outstanding as of October 31, 2003: 16,774,117



================================================================================

                          IMAGISTICS INTERNATIONAL INC.

                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION.................................................3

ITEM 1.  FINANCIAL STATEMENTS..................................................3
         Consolidated Statements of Income for the three and nine months ended September 30, 2003 and 2002 (Unaudited)........................3
         Consolidated Balance Sheets as of September 30, 2003 (Unaudited)
          and December 31, 2002................................................4
         Consolidated Statements of Cash Flows for the nine months
          ended September 30, 2003 and 2002 (Unaudited) .......................5
         Notes to Consolidated Financial Statements............................6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          RESULTS OF OPERATIONS...............................................16

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...........25

ITEM 4.  CONTROLS AND PROCEDURES..............................................26

PART II - OTHER INFORMATION...................................................27

ITEM 1.  LEGAL PROCEEDINGS....................................................27

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.....................................27

SIGNATURES....................................................................29

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          IMAGISTICS INTERNATIONAL INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                      FOR THE THREE MONTHS ENDED          FOR THE NINE MONTHS ENDED
                                                              SEPTEMBER 30,                      SEPTEMBER 30,
                                                      ------------------------------     -------------------------------
                                                           2003            2002               2003             2002
                                                      --------------  --------------     --------------   --------------
Revenue:
    Sales                                                 $  84,298       $  77,081          $ 236,227        $ 231,216
    Rentals                                                  54,239          58,088            167,414          175,506
    Support services                                         21,012          20,900             62,746           62,799
                                                      --------------  --------------     --------------   --------------
Total revenue                                               159,549         156,069            466,387          469,521
    Cost of sales                                            52,328          47,236            145,738          145,044
    Cost of rentals                                          17,952          20,991             55,800           64,446
    Selling, service and administrative expenses             76,017          78,707            231,540          233,042
                                                      --------------  --------------     --------------   --------------
Operating income                                             13,252           9,135             33,309           26,989
    Interest expense                                          4,289           2,240              7,510            6,429
                                                      --------------  --------------     --------------   --------------
Income before income taxes                                    8,963           6,895             25,799           20,560
    Provision for income taxes                                3,833           2,740             10,877            8,168
                                                      --------------  --------------     --------------   --------------
Net income                                                $   5,130       $   4,155          $  14,922        $  12,392
                                                      ==============  ==============     ==============   ==============



Earnings per share:
    Basic                                                  $   0.31        $   0.23           $   0.89         $   0.66
                                                      ==============  ==============     ==============   ==============
    Diluted                                                $   0.30        $   0.22           $   0.86         $   0.64
                                                      ==============  ==============     ==============   ==============

Shares used in computing earnings per share:
    Basic                                                16,471,877      17,989,310         16,854,555       18,902,517
                                                      ==============  ==============     ==============   ==============
    Diluted                                              17,067,336      18,537,611         17,330,051       19,363,662
                                                      ==============  ==============     ==============   ==============





                 See Notes to Consolidated Financial Statements

                          IMAGISTICS INTERNATIONAL INC.

                           CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                         SEPTEMBER 30,     DECEMBER 31,
                                                                             2003             2002
                                                                        --------------    -------------
                                                                         (UNAUDITED)

ASSETS
Current assets:
    Cash                                                                 $    25,071       $   31,325
    Accounts receivable, net of allowances of $9,650 and $5,792
      at September 30, 2003 and December 31, 2002, respectively               72,172           84,142
    Accrued billings                                                          27,508           26,125
    Inventories                                                               98,148          106,002
    Current deferred taxes on income                                          19,492           20,518
    Other current assets and prepaid expenses                                  3,110            5,173
                                                                        -------------     ------------
        Total current assets                                                 245,501          273,285
Property, plant and equipment, net                                            53,214           43,812
Rental equipment, net                                                         66,470           88,433
Goodwill, net                                                                 55,447           52,600
Other assets                                                                   4,652            6,776
                                                                        -------------     ------------
        Total assets                                                     $   425,284       $  464,906
                                                                        =============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt                                    $       545       $      749
    Accounts payable and accrued liabilities                                  63,855           77,590
    Advance billings                                                          26,111           27,243
                                                                        -------------     ------------
        Total current liabilities                                             90,511          105,582
Long-term debt                                                                53,041           73,399
Deferred taxes on income                                                      18,338           15,320
Other liabilities                                                              1,995            6,358
                                                                        -------------     ------------
        Total liabilities                                                    163,885          200,659
Commitments and contingencies (see Note 8)
Stockholders' equity:
    Preferred stock ($1.00 par value; 10,000,000 shares authorized,
      none issued at September 30, 2003 and December 31, 2002)                     -                -
    Common stock ($0.01 par value; 150,000,000 shares authorized,
      19,857,935 and 19,813,517 issued at September 30, 2003 and
      December 31, 2002, respectively)                                           199              198
    Additional paid-in-capital                                               294,904          294,370
    Retained earnings                                                         29,444           14,522
    Treasury stock, at cost (3,063,186 and 1,936,760 at
      September 30, 2003 and December 31, 2002, respectively)                (61,215)         (36,549)
    Unearned compensation                                                     (2,302)          (3,217)
    Accumulated other comprehensive income (loss)                                369           (5,077)
                                                                        -------------     ------------
        Total stockholders' equity                                           261,399          264,247
                                                                        -------------     ------------
        Total liabilities and stockholders' equity                       $   425,284       $  464,906
                                                                        =============     ============




                 See Notes to Consolidated Financial Statements

                          IMAGISTICS INTERNATIONAL INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                   (UNAUDITED)

                                                                           FOR THE NINE MONTHS ENDED
                                                                                 SEPTEMBER 30,
                                                                        ------------------------------
                                                                            2003              2002
                                                                        -------------     ------------
Cash flows from operating activities:
    Net income                                                           $    14,922       $   12,392
    Adjustments to reconcile net income to net cash
    provided by operating activities:
       Depreciation and amortization                                          56,547           60,093
       Provision for bad debt                                                  5,686            3,765
       Provision for inventory obsolescence                                    5,147           11,417
       Deferred taxes on income                                                4,195            3,719
       Change in assets and liabilities, net of acquisitions:
          Accounts receivable                                                  7,015           12,813
          Accrued billings                                                    (1,383)            (428)
          Inventories                                                          3,664            6,591
          Other current assets and prepaid expenses                            2,088            1,286
          Accounts payable and accrued liabilities                           (14,720)          19,897
          Advance billings                                                    (1,343)            (904)
       Other, net                                                              2,552            1,632
                                                                        -------------     ------------
          Net cash provided by operating activities                           84,370          132,273
Cash flows from investing activities:
    Expenditures for rental equipment assets                                 (28,022)         (38,723)
    Expenditures for property, plant and equipment                           (13,679)         (14,860)
    Other investing activities                                                (4,139)             -
                                                                        -------------     ------------
          Net cash used in investing activities                              (45,840)         (53,583)
Cash flows from financing activities:
    Exercises of stock options, including sales
       under employee stock purchase plan                                      1,964               35
    Purchases of treasury stock                                              (26,186)         (29,998)
    Repayments under term loan                                               (20,562)         (25,665)
    Repayments under revolving credit facility                                     -          (17,000)
                                                                        -------------     ------------
          Net cash used in financing activities                              (44,784)         (72,628)
                                                                        -------------     ------------
(Decrease) increase in cash                                                   (6,254)           6,062
Cash at beginning of period                                                   31,325           18,844
                                                                        -------------     ------------
Cash at end of period                                                    $    25,071       $   24,906
                                                                        =============     ============





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

     The Company believes that the disclosures contained in the unaudited interim consolidated financial statements are adequate to keep the information presented from being misleading. The results for the three and nine months ended September 30, 2003 are not necessarily indicative of the results for the full year. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K for the year ended December 31, 2002 filed with the SEC on March 28, 2003.

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

     The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation:

                                                       FOR THE THREE MONTHS ENDED    FOR THE NINE MONTHS ENDED
                                                              SEPTEMBER 30,                 SEPTEMBER 30,
                                                       --------------------------   ---------------------------
                                                           2003          2002           2003           2002
                                                       -----------   ------------   -------------  ------------
Net income, as reported                                 $   5,130     $    4,155     $   14,922     $   12,392
Compensation expense based on the
   fair value method, net of related tax benefits             533            448          1,650          1,342
                                                       -----------   ------------   -------------  ------------
Pro forma net income                                    $   4,597     $    3,707     $   13,272     $   11,050
                                                       ===========   ============   =============  ============

Basic earnings per share:
     As reported                                        $    0.31     $     0.23     $     0.89     $     0.66
     Pro forma                                          $    0.28     $     0.21     $     0.79     $     0.58

Diluted earnings per share:
     As reported                                        $    0.30     $     0.22     $     0.86     $     0.64
     Pro forma                                          $    0.27     $     0.20     $     0.77     $     0.57

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

3. GOODWILL AND GOODWILL AMORTIZATION

     The Company accounts for goodwill in accordance with SFAS No. 142 "Goodwill and Other Intangible Assets," which requires that goodwill and certain other intangible assets having indefinite lives no longer be amortized to earnings, but instead be tested for impairment annually and on an interim basis if events or changes in circumstances indicate that goodwill might be impaired. The Company performed its annual test for impairment using the discounted cash flow valuation method as of October 1, 2003, and, based on that review, has determined that its recorded goodwill was not impaired. For the three and nine months ended September 30, 2003 and 2002, there was no goodwill amortization. The carrying value of goodwill as of September 30, 2003 increased $2.8 million as a result of the Company's acquisition (see Note 10). The carrying value of goodwill of $55.4 million as of September 30, 2003 is attributable to the United States geographic segment.

4. SUPPLEMENTAL INFORMATION

     Inventories

     Inventories consisted of the following at September 30, 2003 and December 31, 2002:

                                               SEPTEMBER 30,   DECEMBER 31,
                                                   2003            2002
                                              --------------  --------------
Finished products                              $    61,971     $    77,447
Supplies and service parts                          36,177          28,555
                                              --------------  --------------
     Total inventories                         $    98,148     $   106,002
                                              ==============  ==============

                          IMAGISTICS INTERNATIONAL INC.

     Fixed assets

     Fixed assets consisted of the following at September 30, 2003 and December 31, 2002:

                                                 SEPTEMBER 30,    DECEMBER 31,
                                                     2003            2002
                                                 -------------   -------------
Land                                              $    1,356      $     1,356
Buildings and leasehold improvements                  10,722           10,088
Machinery and equipment                               22,684           21,372
Computers and software                                45,980           36,483
                                                 -------------   -------------
     Property, plant and equipment, gross             80,742           69,299
Accumulated depreciation                             (27,528)         (25,487)
                                                 -------------   -------------
     Property, plant and equipment, net           $   53,214      $    43,812
                                                 =============   =============

Rental equipment, gross                           $  348,169      $   365,793
Accumulated depreciation                            (281,699)        (277,360)
                                                 -------------   -------------
     Rental equipment, net                        $   66,470      $    88,433
                                                 =============   =============

     Depreciation and amortization expense was $18.5 million and $56.5 million for the three and nine months ended September 30, 2003, respectively, and $19.8 million and $60.1 million for the three and nine months ended September 30, 2002, respectively. Unamortized software costs totaled $27.3 million as of September 30, 2003 and $19.6 million as of December 31, 2002. Amortization expense on account of capitalized software totaled $0.2 million and $0.6 million for the three and nine months ended September 30, 2003, respectively. Amortization expense on account of capitalized software totaled $0.2 million and $0.5 million for the three and nine months ended September 30, 2002, respectively.

     Current liabilities

     Accounts payable and accrued liabilities consisted of the following at September 30, 2003 and December 31, 2002:

                                                 SEPTEMBER 30,    DECEMBER 31,
                                                     2003             2002
                                                 -------------   -------------
Accounts payable                                  $   22,558      $    21,553
Accrued compensation and benefits                      7,287            8,631
Other non-income taxes payable                         6,152            6,973
Other accrued liabilities                             27,858           40,433
                                                 -------------  --------------
     Accounts payable and accrued liabilities     $   63,855      $    77,590
                                                 =============  ==============

     Comprehensive income

     Comprehensive income consisted of the following for the three and nine months ended September 30, 2003 and 2002:

                                 FOR THE THREE MONTHS      FOR THE NINE MONTHS
                                  ENDED SEPTEMBER 30,      ENDED SEPTEMBER 30,
                                ----------------------   -----------------------
                                   2003        2002         2003         2002
                                ----------  ----------   -----------  ----------
Net income                       $  5,130    $  4,155     $  14,922    $ 12,392
Translation adjustment                864         998         1,736       1,289
Unrealized gain (loss) on
  cash flow hedges                    791      (1,995)          868      (3,762)
Reclassification adjustment for
  realized loss on cash flow
  hedges included in net income     2,841           -         2,841           -
                                ----------  ----------   -----------  ----------
       Comprehensive income      $  9,626    $  3,158     $  20,367    $  9,919
                                ==========  ==========   ===========  ==========

                          IMAGISTICS INTERNATIONAL INC.

     Treasury stock

     The following table summarizes the Company's treasury stock transactions:

                                                     TREASURY STOCK
                                                  SHARES          COST
                                              -------------  -------------
Balance at December 31, 2002                    1,936,760     $  36,549
Purchases under stock
  buy back program                              1,205,900        26,186
Sales to employees under
  employee stock purchase plan                    (79,474)       (1,520)
                                              -------------  -------------
Balance at September 30, 2003                   3,063,186     $  61,215
                                              =============  =============

     Cash flow information

     Cash paid for income taxes was $12,513 and $2,846 for the nine months ended September 30, 2003 and 2002, respectively. Cash paid for interest was $7,303 and $6,605 for the nine months ended September 30, 2003 and 2002, respectively.

5. BUSINESS SEGMENT INFORMATION

     The Company operates in two reportable segments based on geographic area: the United States and the United Kingdom. Revenues are attributed to geographic regions based on where the revenues are derived.

                                   FOR THE THREE MONTHS     FOR THE NINE MONTHS
                                    ENDED SEPTEMBER 30,     ENDED SEPTEMBER 30,
                                  ----------------------   ---------------------
                                     2003        2002        2003        2002
                                  ----------  ----------   ---------  ----------
Revenues:
     United States                $ 154,778   $ 150,368    $ 451,180  $ 453,388
     United Kingdom                   4,771       5,701       15,207     16,133
                                  ----------  ----------   ---------  ----------
         Total revenues           $ 159,549   $ 156,069    $ 466,387  $ 469,521
                                  ==========  ==========   =========  ==========

Income before income taxes:
     United States                $   8,172   $   6,129    $  23,021  $  18,226
     United Kingdom                     791         766        2,778      2,334
                                  ----------  ----------   ---------  ----------
         Total income before
           income taxes           $   8,963   $   6,895    $  25,799  $  20,560
                                  ==========  ==========   =========  ==========

                          IMAGISTICS INTERNATIONAL INC,

     Revenues from Pitney Bowes, substantially all of which are generated in the United States segment, consisted of the following for the three and nine months ended September 30, 2003 and 2002:

                                   FOR THE THREE MONTHS   FOR THE NINE MONTHS
                                    ENDED SEPTEMBER 30,   ENDED SEPTEMBER 30,
                                   --------------------- --------------------
                                      2003       2002       2003        2002
                                   ---------- ---------- ----------- ---------
Revenues from Pitney Bowes:
     Pitney Bowes Canada           $  8,714    $  4,725   $  21,396  $  18,163
     Other subsidiaries of
       Pitney Bowes                   5,849       9,642      19,210     22,776
                                  ----------- ---------- ----------- ----------
         Sub-total                   14,563      14,367      40,606     40,939
     Pitney Bowes Credit
         Corporation                 23,470      22,717      68,830     65,387
                                  ----------- ---------- ----------- ----------
         Total                     $ 38,033    $ 37,084   $ 109,436  $ 106,326
                                  =========== ========== =========== ==========

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

     The following tables show identifiable long-lived assets and total assets for each reportable segment at September 30, 2003 and December 31, 2002.

                                                     SEPTEMBER 30,  DECEMBER 31,
                                                         2003           2002
                                                     ------------   ------------
Identifiable long-lived assets:
     United States                                    $  175,741    $   187,310
     United Kingdom                                        4,043          4,311
                                                     ------------   ------------
         Total identifiable long-lived assets         $  179,784    $   191,621
                                                     ============   ============

Total assets:
     United States                                    $  398,448    $   440,508
     United Kingdom                                       26,836         24,398
                                                     ------------   ------------
         Total assets                                 $  425,284    $   464,906
                                                     ============   ============

     Identifiable long-lived assets in the United States at September 30, 2003 included goodwill of $55.4 million and at December 31, 2002 included goodwill of $52.6 million.

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

     Most of the Company's product purchases are from overseas vendors, the majority of which are from a limited number of Japanese suppliers who operate manufacturing facilities in Japan and China. Although the Company currently sources products from a number of manufacturers throughout the world, a significant portion of new copier equipment is currently obtained from three suppliers. If these suppliers were unable to deliver products for a significant period of time, the Company would be required to find replacement products from an alternative supplier or suppliers, which may not be available on a timely or cost effective basis. The Company's operating results could be adversely affected if a significant supplier is unable to deliver sufficient product.

                          IMAGISTICS INTERNATIONAL INC.

6. EARNINGS PER SHARE CALCULATION

     Basic earnings per share was calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share was calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding plus all dilutive common stock equivalents outstanding during the period. The calculation of diluted earnings per share did not include 2,700 options for the three months ended September 30, 2003, since they were antidilutive for the periods presented. There were no antidilutive options for the three months ended September 30, 2002. The calculation of earnings per share did not include 344,500 and 54,445 options for the nine months ended September 30, 2003 and 2002, respectively, since they were antidilutive for the periods presented.

     A reconciliation of the basic and diluted earnings per share computation is as follows:

                                                                  FOR THE THREE MONTHS         FOR THE NINE MONTHS
                                                                   ENDED SEPTEMBER 30,         ENDED SEPTEMBER 30,
                                                              --------------------------- ---------------------------
                                                                  2003          2002          2003          2002
                                                              ------------- ------------- ------------- -------------
Net income available to common stockholders                    $     5,130   $     4,155   $    14,922   $    12,392
                                                              ============= ============= ============= =============

Weighted average common shares outstanding                      16,822,907    18,336,310    17,200,224    19,230,878
      Less: non-vested restricted stock                            351,030       347,000       345,669       328,361
                                                              ------------- ------------- ------------- -------------
Weighted average common shares for basic earnings per share     16,471,877    17,989,310    16,854,555    18,902,517
      Add: dilutive effect of restricted stock                     186,106       347,000       180,745       328,361
      Add: dilutive effect of stock options                        409,353       201,301       294,751       132,784
                                                              ------------- ------------- ------------- -------------
Weighted average common shares and equivalents
   for diluted earnings per share                               17,067,336    18,537,611    17,330,051    19,363,662
                                                              ============= ============= ============= =============

Basic earnings per share                                       $      0.31   $      0.23   $      0.89   $      0.66
                                                              ============= ============= ============= =============
Diluted earnings per share                                     $      0.30   $      0.22   $      0.86   $      0.64
                                                              ============= ============= ============= =============

7. LONG-TERM DEBT

     Long-term debt consisted of the following at September 30, 2003 and December 31, 2002:

                                                  SEPTEMBER 30,    DECEMBER 31,
                                                      2003            2002
                                                 --------------   -------------
Term loan                                         $    53,586      $   74,148
Less: current maturities                                  545             749
                                                 --------------   -------------
     Total long-term debt                         $    53,041      $   73,399
                                                 ==============   =============

     On November 9, 2001 the Company entered into a Credit Agreement with a group of lenders (the "Credit Agreement") that provided for secured borrowings and the issuance of letters of credit in an aggregate amount not to exceed $225 million, comprised of a $125 million Revolving Credit Facility (the "Revolving Credit Facility") and a $100 million Term Loan (the "Term Loan"). The Credit Agreement required the Company to manage its interest rate risk with respect to at least 50% of the aggregate principal amount of the Term Loan for a period of at least 36 months. Accordingly, the Company entered into two interest rate swap agreements in notional amounts of $50 million and $30 million to convert the variable interest rate payable on the Term Loan to a fixed interest rate in order to hedge the exposure to variability in expected future cash flows. These interest rate swap agreements were designated as cash flow hedges.

     On March 19, 2002, the Credit Agreement was amended to increase the total amount of the Company's stock permitted to be repurchased from $20 million to $30 million. On July 19, 2002, the Credit Agreement was amended to increase the total amount of the Company's stock permitted to be repurchased from $30 million to $58 million and to reduce the Term Loan interest rates to LIBOR plus a margin of from 2.75% to 3.75%, from LIBOR plus a margin of from 3.50% to 3.75%, depending on the Company's leverage ratio, or the Fleet Bank base lending rate plus a margin of from 1.75% to 2.75%, from the Fleet Bank base

                          IMAGISTICS INTERNATIONAL INC.

lending rate plus a margin of from 2.50% to 2.75%, depending on the Company's leverage ratio. On March 5, 2003, the Credit Agreement was amended to increase the total amount of the Company's stock permitted to be repurchased from $58 million to $78 million, to reduce the minimum earnings before interest, taxes, depreciation and amortization covenant to $100 million for the remainder of the term of the Credit Agreement and to revise the limitation on capital expenditures.

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

     During the third quarter of 2003, the Company again revised its cash flow estimates and prepaid $20 million of the amount outstanding under the Term Loan. In light of this revision, the deletion of the interest rate protection requirement resulting from the Fourth Amendment and the Company's consistent historical positive cash flow and near term estimated operating and capital expenditure requirements, the Company disposed of its two interest rate swap agreements in the notional amounts of $50 million and $22 million. Accordingly, the Company reclassified $2.8 million from accumulated other comprehensive loss into interest expense because it was no longer probable that the hedged forecasted transactions would occur.

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

                          IMAGISTICS INTERNATIONAL INC.

     In each of these circumstances, payment by the Company is contingent on Pitney Bowes making a claim. As such, it is not possible to predict the maximum potential future payments under these agreements. As of September 30, 2003, the Company has not paid any amounts pursuant to the above indemnifications other than expenses incurred in connection with the defense and settlement of assumed claims asserted in connection with the operation of the Company in the ordinary course of business. The Company believes that if it were to incur a loss in any of these matters, such loss would not have a material adverse effect on the Company's financial position, results of operations or cash flows.

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

     Risks and uncertainties

     Prior to the Distribution, the Company's business was operated by Pitney Bowes as a division of its broader corporate organization rather than as a separate stand-alone entity. Pitney Bowes assisted the Company by providing corporate functions such as legal, tax and information technology functions. Following the Distribution, Pitney Bowes has no obligation to provide assistance to the Company other than certain interim and transitional services to be provided by Pitney Bowes. Because the Company has a limited history operating as a stand-alone entity, there can be no assurance that the Company will be able to successfully implement the changes necessary to operate independently in the future. The Company's inability to successfully implement the changes necessary to operate independently would have a material adverse effect on the Company's financial position, results of operations and cash flows.

     In October 2003, the Company began the implementation of Phase II of its enterprise resource planning ("ERP") system, consisting of order management, order fulfillment, billing, cash collection and service management, which replaced the information technology services provided by Pitney Bowes under the transition services agreement. As a result of this implementation, the Company has experienced, as expected, certain temporary processing inefficiencies. These inefficiencies are expected to result in a temporary increase in working capital requirements. The Company is effectively addressing these typical issues encountered with an ERP implementation and believes that it has an appropriate action plan to address each issue. However, if the Company is unable to timely resolve these issues or if additional unforeseen issues were to arise, operational inefficiencies could affect customer satisfaction levels and could result in a loss of business. Other than the temporary increase in working capital requirements, the Company does not anticipate that these issues or potential issues will have a material adverse effect on the Company's financial position, results of operations and cash flows.

9. SEPARATION AGREEMENTS

     The Company and Pitney Bowes entered into a transition services agreement that provided for Pitney Bowes to supply certain services to the Company at cost for a limited time following the Distribution. These services included information technology, computing, telecommunications, certain accounting, field service of equipment and dispatch call center services. The Company and Pitney Bowes have agreed to an extension until December 31, 2003, of the transition services agreement as it relates to information technology and related services, if required. Services provided under this extension are at negotiated market rates. Effective July 1, 2003, the Company and Pitney Bowes entered into a separate one-year service agreement relating to field service of equipment and dispatch call center services.

                          IMAGISTICS INTERNATIONAL INC.

     The Company paid Pitney Bowes $3.3 million and $13.7 million for the three and nine months ended September 30, 2003, respectively, in connection with the transition services agreement and other administrative services. The Company paid Pitney Bowes $4.9 million and $17.1 million for the three and nine months ended September 30, 2002, respectively, in connection with the transition services agreement and certain shared corporate and administrative services.

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

10. ACQUISITIONS

     Effective August 30, 2003, the Company completed its acquisition of substantially all of the assets and business of one independent dealer of copier and multifunctional equipment and related support services, to expand the Company's geographic sales and service capabilities. The aggregate purchase price was $4.1 million, of which $0.8 million was allocated to the assets acquired and liabilities assumed at the date of acquisition and $3.3 million was allocated to intangible and other assets, of which $2.8 million was goodwill. The acquisition was accounted for using the purchase method of accounting and, accordingly, the results of the acquired business have been included in the Company's consolidated financial statements from the date of the acquisition.

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

     The unaudited interim consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in our opinion, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of results of operations, financial position and cash flows as of and for the periods presented. We believe that the disclosures contained in the unaudited interim consolidated financial statements are adequate to keep the information presented from being misleading. The results for the three and nine months ended September 30, 2003 are not necessarily indicative of the results for the full year.

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

     Rental Equipment

     Rental equipment is comprised of equipment on rent to customers and is depreciated on the straight-line method over the estimated useful life of the equipment. Copier equipment is depreciated over three years and facsimile equipment is depreciated over five years. Facsimile equipment placed in service on or after October 1, 2003 will be depreciated over three years.

REVENUES

(Dollars in thousands)

     The following table shows our revenue sources by product line for the periods indicated.

                             FOR THE THREE MONTHS        FOR THE NINE MONTHS
                              ENDED SEPTEMBER 30,        ENDED SEPTEMBER 30,
                            -----------------------    -----------------------
                                2003        2002          2003        2002
                            ----------- -----------    ----------- -----------
Copier product line          $ 105,651   $  94,169      $ 297,187   $ 276,946
Facsimile product line          53,898      61,900        169,200     192,575
                            ----------- -----------    ----------- -----------
      Total revenue          $ 159,549   $ 156,069      $ 466,387   $ 469,521
                            =========== ===========    =========== ===========

     The following table shows our revenue sources by segment for the periods indicated.

                             FOR THE THREE MONTHS        FOR THE NINE MONTHS
                              ENDED SEPTEMBER 30,        ENDED SEPTEMBER 30,
                            -----------------------    -----------------------
                                2003        2002          2003        2002
                            ----------- -----------    ----------- -----------
United States                $ 154,778   $ 150,368      $ 451,180   $ 453,388
United Kingdom                   4,771       5,701         15,207      16,133
                            ----------- -----------    ----------- -----------
     Total revenue           $ 159,549   $ 156,069      $ 466,387   $ 469,521
                            =========== ===========    =========== ===========

     The following table shows our revenue with sales to Pitney Bowes Canada under a reseller agreement, presented separately, for the three and nine months ended September 30, 2003 compared with the same periods in the prior year.

                             FOR THE THREE MONTHS        FOR THE NINE MONTHS
                              ENDED SEPTEMBER 30,        ENDED SEPTEMBER 30,
                            -----------------------    -----------------------
                                2003        2002          2003        2002
                            ----------- -----------    ----------- -----------
Revenue
    Sales excluding
      Pitney Bowes Canada    $  75,584   $  72,356      $ 214,831   $ 213,053
    Sales to Pitney Bowes
      Canada                     8,714       4,725         21,396      18,163
                            ----------- -----------    ----------- -----------
    Total sales                 84,298      77,081        236,227     231,216
    Rentals                     54,239      58,088        167,414     175,506
    Support services            21,012      20,900         62,746      62,799
                            ----------- -----------    ----------- -----------
Total revenue                $ 159,549   $ 156,069      $ 466,387   $ 469,521
                            =========== ===========    =========== ===========



                             FOR THE THREE MONTHS        FOR THE NINE MONTHS
                              ENDED SEPTEMBER 30,        ENDED SEPTEMBER 30,
                            -----------------------    -----------------------
                                2003        2002          2003        2002
                            ----------- -----------    ----------- -----------
Revenue
    Revenue excluding
      Pitney Bowes Canada    $ 150,835   $ 151,344      $ 444,991   $ 451,358
    Sales to Pitney Bowes
      Canada                     8,714       4,725         21,396      18,163
                            ----------- -----------    ----------- -----------
Total revenue                $ 159,549   $ 156,069      $ 466,387   $ 469,521
                            =========== ===========    =========== ===========

     Sales to Pitney Bowes Canada under the reseller agreement, the initial term of which expires in December 2003, are at margins significantly below the margins on sales to our direct customers. We expect to maintain a reseller arrangement with Pitney Bowes Canada, however, we are unable to predict the future level of sales to Pitney Bowes Canada. We also believe it is useful to analyze sales excluding sales to Pitney Bowes Canada in order to better evaluate the effectiveness of our direct sales and marketing initiatives and our pricing policies.

     The following table shows our growth rates by revenue type and product line for the three and nine months ended September 30, 2003 compared with the same periods in the prior year.

                             FOR THE THREE MONTHS        FOR THE NINE MONTHS
                              ENDED SEPTEMBER 30,        ENDED SEPTEMBER 30,
                            -----------------------    -----------------------
                                2003        2002          2003        2002
                            ----------- -----------    ----------- -----------
Sales
     Copier products             18.5%       (2.2%)          9.4%        2.3%
     Facsimile products          (9.0%)      (4.2%)        (11.5%)      (1.8%)
     Total sales                  9.4%       (2.9%)          2.2%        0.8%

Rentals
     Copier products              5.8%        7.6%           7.2%        8.1%
     Facsimile products         (15.4%)      (8.8%)        (12.4%)      (6.3%)
     Total rentals               (6.6%)      (2.6%)         (4.6%)      (1.1%)

Support services
     Copier products              3.0%        6.6%           1.9%        2.8%
     Facsimile products         (19.5%)      24.9%         (15.0%)       8.9%
     Total support services       0.5%        8.3%          (0.1%)       3.5%

     Total revenue                2.2%       (1.4%)         (0.7%)      (0.5%)

RESULTS OF OPERATIONS

     The following table shows our statement of income data, expressed as a percentage of total revenue, for the periods indicated. The table also shows cost of sales as a percentage of sales revenue, cost of rentals as a percentage of rental revenue and our effective tax rate.



                                 AS A % OF TOTAL REVENUE, EXCEPT AS NOTED
                               FOR THE THREE MONTHS     FOR THE NINE MONTHS
                                ENDED SEPTEMBER 30,     ENDED SEPTEMBER 30,
                              ---------------------    ---------------------
                                 2003       2002          2003       2002
                              ---------- ----------    ---------- ----------
Equipment sales                   29%        25%           27%        25%
Supplies sales                    24%        24%           24%        24%
                              ---------- ----------    ---------- ----------
    Total sales                   53%        49%           51%        49%
Equipment rentals                 34%        37%           36%        38%
Support services                  13%        14%           13%        13%
                              ---------- ----------    ---------- ----------
    Total revenue                100%       100%          100%       100%

Cost of sales                     33%        30%           31%        31%
Cost of rentals                   11%        14%           12%        13%
Selling, service and
  administrative expenses         48%        50%           50%        50%
                              ---------- ----------    ---------- ----------
    Operating income               8%         6%            7%         6%

Interest expense                   3%         1%            2%         1%
                              ---------- ----------    ---------- ----------
    Income before income
       taxes                       5%         5%            5%         5%
Provision for income taxes         2%         2%            2%         2%
                              ---------- ----------    ---------- ----------
    Net income                     3%         3%            3%         3%
                              ========== ==========    ========== ==========

Cost of sales as a percentage
   of sales revenue             62.1%      61.3%         61.7%      62.7%
                              ========== ==========    ========== ==========

Cost of rentals as a
   percentage of rental
   revenue                      33.1%      36.1%         33.3%      36.7%
                              ========== ==========    ========== ==========

Effective tax rate              42.8%      39.7%         42.2%      39.7%
                              ========== ==========    ========== ==========



THREE MONTHS ENDED SEPTEMBER 30, 2003 AND SEPTEMBER 30, 2002

     Revenue. For the three months ended September 30, 2003, total revenue of $159,549 increased 2% versus revenue of $156,069 for the three months ended September 30, 2002 primarily reflecting higher copier/MFP sales, rentals and support services revenue, partially offset by lower facsimile revenue. Excluding the impact of revenue attributable to sales to Pitney Bowes Canada, total revenue for the third quarter declined less than one half percent versus the prior year.

     Equipment and supply sales revenue of $84,298 increased 9% for the three months ended September 30, 2003 from $77,081 for the three months ended September 30, 2002 reflecting higher copier/MFP sales, partially offset by lower facsimile sales. Excluding the impact of sales to Pitney Bowes Canada, total sales revenue increased 4% compared with the prior year. Copier/MFP sales increased 12% with particular improvement in our color product category and our mid-market digital black-and-white multifunctional products as well as increased copier supply sales. Facsimile sales declined 11% due to lower equipment and supply sales resulting from the decline in industry-wide facsimile usage.

     Equipment rental revenue of $54,239 for the three months ended September 30, 2003 declined 7% versus equipment rental revenue of $58,088 for the three months ended September 30, 2002, reflecting the continuing expected decline in facsimile rental revenues, partially offset by an increase in copier rental revenues resulting from a continuing copier marketing focus on national accounts, which prefer a rental placement strategy similar to that of our historic facsimile product placement strategy. Rental revenue derived from our copier product line increased 6% reflecting the impact of an increase in page volumes and increased placements of our mid-range digital black and white and color copiers/MFPs. Rental revenue from our facsimile product line declined 15% versus the prior year reflecting a lower installed base and lower pricing.

     Support services revenue for the three months ended September 30, 2003 of $21,012, primarily derived from stand-alone service contracts, increased 1% versus support services revenue of $20,900 for the three months ended September 30, 2002, reflecting higher copier/MFP service revenue resulting from higher page volumes, partially offset by lower per unit revenue resulting from the product mix shift to high-end digital copier/MFP products and lower facsimile service revenue due to lower pricing.

     Cost of sales. Cost of sales was $52,328 for the three months ended September 30, 2003 compared with $47,236 for the same period in 2002 and cost of sales as a percentage of sales revenue increased to 62.1% for the three months ended September 30, 2003 from 61.3% for the three months ended September 30, 2002. This increase was primarily due to an increase in lower margin sales to Pitney Bowes Canada and the continuing shift in product mix toward lower margin copier/MFP products, partially offset by lower inventory obsolescence provisions.

     Cost of rentals. Cost of rentals was $17,952 for the three months ended September 30, 2003 compared with $20,991 for the three months ended September 30, 2002 and cost of rentals as a percentage of rental revenue declined 3.0 percentage points to 33.1% for the three months ended September 30, 2003 from 36.1% for the three months ended September 30, 2002. This decline was due to product cost improvements coupled with the impact of our disciplined focus on improving profit margins, partially offset by an increase in the continuing mix of copier/MFP product rentals which have a higher cost as a percentage of rental revenue than facsimile machines.

     Selling, service and administrative expenses. Selling, service and administrative expenses of $76,017 were 47.6% of total revenue for the three months ended September 30, 2003 compared with $78,707, or 50.4% of total revenue for the three months ended September 30, 2002. Selling, service and administrative expenses decreased 3% versus the prior year primarily resulting from lower advertising, lower employee benefit and service expenses and an insurance recovery in partial settlement of property damage claims related to the World Trade Center, partially offset by the anticipated higher information technology and related administrative expenses related to maintaining legacy systems while incurring costs relating to our enterprise resource planning ("ERP") project.

     Interest expense. Interest expense increased to $4,289 for the three months ended September 30, 2003 from $2,240 for the three months ended September 30, 2002 due to the reclassification of $2.8 million from accumulated other comprehensive loss related to our interest rate swap agreements, partially offset by lower interest rates. The weighted average interest rate for the three months ended September 30, 2003 was 6.0% versus 7.1% for the three months ended September 30, 2002.

     Effective tax rate. Our effective tax rate was 42.8% for the three months ended September 30, 2003 compared with 39.7% for the three months ended September 30, 2002 due to a change in the estimate of the deductibility for tax purposes of certain expenses and an increase in state and local income taxes.

NINE MONTHS ENDED SEPTEMBER 30, 2003 AND SEPTEMBER 30, 2002

     Revenue. For the nine months ended September 30, 2003, total revenue of $466,387 declined 1% versus revenue of $469,521 for the nine months ended September 30, 2002 primarily reflecting lower rental revenue, partially offset by higher sales.

     Equipment and supply sales revenue of $236,227 increased 2% for the nine months ended September 30, 2003 from $231,216 for the nine months ended September 30, 2002. Copier/MFP sales increased 9% resulting from increased placements of our mid-market digital black and white and color copiers/MFPs and higher supply sales. Facsimile sales declined 12% due to lower equipment and supply sales resulting from lower industry-wide facsimile usage.

     Equipment rental revenue of $167,414 for the nine months ended September 30, 2003 declined 5% versus equipment rental revenue of $175,506 for the nine months ended September 30, 2002, reflecting the continuing expected decline in facsimile rental revenues, partially offset by an increase in copier rental revenues. Rental revenue derived from our copier/MFP product line increased 7% reflecting increases in page volumes and new placements in the mid-level digital black and white and color product categories as well as growth in the overall installed rental population resulting from a continuing copier marketing focus on national accounts, which prefer a rental placement strategy similar to that of our historic facsimile product placement strategy. Rental revenue from our facsimile product line declined 12% versus the prior year reflecting a lower installed base and lower pricing on new placements and renewals compared to expiring contracts.

     Support services revenue for the nine months ended September 30, 2003 of $62,746, primarily derived from stand-alone service contracts, declined slightly versus support services revenue of $62,799 for the nine months ended September 30, 2002, reflecting a product mix shift toward higher-end copiers/MFPs, offset by lower facsimile service revenue due to lower pricing.

     Cost of sales. Cost of sales was $145,738 for the nine months ended September 30, 2003 compared with $145,044 for the same period in 2002 and cost of sales as a percentage of sales revenue declined to 61.7% for the nine months ended September 30, 2003 from 62.7% for the nine months ended September 30, 2002. This decline was due to lower obsolete inventory provisions, the impact of our disciplined focus on improving profit margins and lower product cost, partially offset by an increase in the mix of copier/MFP product sales, which have a higher cost of sales percentage than facsimile sales.

     Cost of rentals. Cost of rentals was $55,800 for the nine months ended September 30, 2003 compared with $64,446 for the nine months ended September 30, 2002 and cost of rentals as a percentage of rental revenue declined 3.4 percentage points to 33.3% for the nine months ended September 30, 2003 from 36.7% for the nine months ended September 30, 2002. This decline was due to product cost improvements coupled with the impact of our disciplined focus on improving profit margins, partially offset by an increase in the mix of copier/MFP product rentals, which have a higher cost as a percentage of rental revenue than facsimile machines.

     Selling, service and administrative expenses. Selling, service and administrative expenses of $231,540 were 49.6% of total revenue for the nine months ended September 30, 2003 compared with $233,042, or 49.6% of total revenue for the nine months ended September 30, 2002. Selling, service and administrative expenses decreased 1% over the prior year primarily resulting from lower employee compensation and benefit expenses, lower advertising and lower service expenses, partially offset by higher information technology and associated administrative expenses related to maintaining legacy systems while incurring costs relating to our ERP project.

     Interest expense. Interest expense increased to $7,510 for the nine months ended September 30, 2003 from $6,429 for the nine months ended September 30, 2002 due to the reclassification of $2.8 million from accumulated other comprehensive loss related to our interest rate swap agreements, partially offset by lower debt levels and lower interest rates. The weighted average interest rate for the nine months ended September 30, 2003 was 6.5% versus 7.1% for the nine months ended September 30, 2002.

     Effective tax rate. Our effective tax rate was 42.2% for the nine months ended September 30, 2003 compared with 39.7% for the nine months ended September 30, 2002 due to a change in the estimate of the deductibility for tax purposes of certain expenses and an increase in state and local income taxes.

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

     The Credit Agreement required us to manage our interest rate risk with respect to at least 50% of the aggregate principal amount of the Term Loan for a period of at least 36 months. Accordingly, we entered into two interest rate swap agreements in the notional amounts of $50 million and $30 million expiring in February 2005 to convert the variable interest rate payable on the Term Loan to a fixed interest rate in order to hedge the exposure to variability in expected future cash flows. These interest rate swap agreements had been designated as cash flow hedges. The counterparties to the interest rate swap agreements were major international financial institutions. Under the terms of the swap agreements, we received payments based upon the 90-day LIBOR rate and remitted payments based upon a fixed rate. The fixed interest rates were 4.17% and 4.32% for the $50 million and the $30 million swap agreements, respectively.

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

     On March 19, 2002, the Credit Agreement was amended to increase the total amount of our stock permitted to be repurchased from $20 million to $30 million. On July 19, 2002, the Credit Agreement was further amended to increase the total amount of our stock permitted to be repurchased from $30 million to $58 million and to reduce the Term Loan interest rates to LIBOR plus a margin of from 2.75% to 3.75%, depending on our leverage ratio, or to the Fleet Bank base lending rate plus a margin of from 1.75% to 2.75%, depending on our leverage ratio. On March 5, 2003, the Credit Agreement was amended to increase the total amount of stock permitted to be repurchased from $58 million to $78 million, to reduce the minimum EBITDA covenant to $100 million for the remainder of the term of the Credit Agreement and to revise the limitation on capital expenditures. On May 16, 2003, the Credit Agreement was further amended (the "Fourth Amendment") to reduce the aggregate amount of the Revolving Credit Facility from $125 million to $95 million, to delete the requirement that we maintain interest rate protection with respect to at least 50% of the aggregate principal amount of the Term Loan, to reduce and fix the Term Loan interest rate to LIBOR plus a margin of 2.25%, from LIBOR plus a margin of from 2.75% to 3.75%, depending on our leverage ratio, or to the Fleet Bank base lending rate plus a margin of 1.25%, from the Fleet Bank base lending rate plus a margin of from 1.75% to 2.75%, depending on our leverage ratio, to reduce and fix the Revolving Credit Facility interest rate to LIBOR plus a margin of 1.25%, from LIBOR plus a margin of from 2.25% to 3.00%, depending on our leverage ratio, or to the Fleet Bank base lending rate plus a margin of 0.25%, from the Fleet Bank base lending rate plus a margin of from 1.25% to 2.00%, depending on our leverage ratio and to fix our commitment fee at 0.375% on the average daily unused portion of the Revolving Credit Facility from 0.375% to 0.500% on the average daily unused portion of the Revolving Credit Facility, depending on our leverage ratio. At September 30, 2003, we were in compliance with all of the financial covenants.

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

     During the third quarter of 2003, we revised our cash flow estimates and prepaid $20 million of the amount outstanding under the Term Loan. In light of this revision, the deletion of the interest rate protection requirement resulting from the Fourth Amendment and our consistent historical positive cash flow and near term estimated operating and capital expenditure requirements, we disposed of our two interest rate swap agreements in the notional amounts of $50 million and $22 million. Accordingly, we reclassified $2.8 million from accumulated other comprehensive loss into interest expense because it was no longer probable that the hedged forecasted transactions would occur.

     At September 30, 2003, $54 million of borrowings were outstanding under the Credit Agreement, consisting solely of $54 million of borrowings under the Term Loan and the borrowing base amounted to approximately $124 million. Approximately $94 million of the Revolving Credit Facility was available for borrowing at September 30, 2003. The Term Loan is payable in 13 consecutive equal quarterly installments of $0.1 million due December 31, 2003 through December 31, 2006, three consecutive equal quarterly installments of $12.9 million due March 31, 2007 through September 30, 2007 and a final payment of $12.9 million due at maturity.

     At September 30, 2003, one irrevocable standby letter of credit in the amount of $0.6 million was outstanding as security for our casualty insurance program. There were no letters of credit outstanding at December 31, 2002.

     The ratio of current assets to current liabilities increased to 2.7 to 1 at September 30, 2003 compared to 2.6 to 1 at December 31, 2002 due to reductions in accounts payable and accrued liabilities, partially offset by reductions in accounts receivable and inventories. At September 30, 2003, our total debt as a percentage of total capitalization decreased to 17.0% from 21.9% at December 31, 2002 due to our debt repayment, offset in part by stock repurchases under our stock buy back program.

     Net cash provided by operating activities was $84,370 and $132,273 for the nine months ended September 30, 2003 and 2002, respectively. Net income was $14,922 and $12,392, respectively. Non-cash charges for depreciation and amortization and provisions for bad debt and inventory obsolescence in the aggregate provided cash of $67,380 and $75,275 for the nine months ended September 30, 2003 and 2002, respectively. The provision for bad debt of $5,686 for the nine months ended September 30,

2003 was higher than historical levels reflecting an increase in the rate of delinquencies. For the nine months ended September 30, 2003, the provision to write down excess and obsolete inventory amounted to $5,147 and was lower than the prior year as substantially all of the value of analog equipment has been written down to its nominal net realizable value. For the nine months ended September 30, 2002, the provision to write down excess and obsolete inventory amounted to $11,417. Changes in the principal components of working capital required $4,679 of cash in the nine months ended September 30, 2003 and provided cash of $39,255 in the nine months ended September 30, 2002. Cash used by working capital changes in the nine months ended September 30, 2003 of $4,679 included a reduction in accounts payable and other liabilities of $15 million primarily consisting of $7 million of net reductions in income taxes payable resulting from timing of income tax payments, $4 million for 2002 compensation programs, partially offset by $7 million of net reductions in accounts receivable resulting primarily from collections.

     We used $45,840 and $53,583 in investing activities for the nine months ended September 30, 2003 and 2002, respectively. Investment in rental equipment assets totaled $28,022 and $38,723 for the nine months ended September 30, 2003 and 2002, respectively. The decline in rental asset expenditures reflects product cost improvements and a reduction in new facsimile rental equipment placements resulting from continuing lower demand. Capital expenditures for property, plant and equipment were $13,679 and $14,860 for the nine months ended September 30, 2003 and 2002, respectively, of which the investment in ERP accounted for $8,330 and $9,110, respectively.

     Cash used in financing activities was $44,784 and $72,628 for the nine months ended September 30, 2003 and 2002, respectively. Cash used in financing activities in 2003 reflects repayments under the Term Loan of $20,562. As a result of the repayment, the remaining outstanding borrowings under the Term Loan at September 30, 2003 are payable in 13 equal quarterly installments of $0.1 million due December 31, 2003 through December 31, 2006, three equal quarterly installments of $12.9 million due March 31, 2007 through September 30, 2007 and a final payment of $12.9 million due at maturity. Cash used in financing activities for the nine months ended September 30, 2003 and 2002 reflects the repurchase of 1,205,900 shares of our stock at a cost of $26,186 and 1,607,460 shares at a cost of $29,998, respectively. In March 2002, the Board of Directors approved a $30 million stock buy back program. In October 2002, the Board of Directors authorized the repurchase of an additional $28 million of our stock, raising the total authorization to $58 million. In July 2003, the Board of Directors authorized the repurchase of an additional $20 million of our stock, raising the total authorization to $78 million and, as of September 30, 2003, we have accumulated approximately 3.1 million shares of treasury stock at a cost of approximately $63 million.

     During the nine month period ended September 30, 2003, we had no material changes in our contractual obligations and commitments. We had no material commitments other than supply agreements with vendors that extend only to equipment supplies and parts ordered under purchase orders; there are no long-term purchase requirements. We will continue to make additional investments in facilities, rental equipment, computer equipment and systems and our distribution network as required to support our operations. We anticipate investments in rental equipment assets for new and replacement programs in amounts consistent with the recent past. We estimate that we will spend approximately $5 million to $10 million over the next three to six months to continue to enhance our information systems infrastructure and implement our ERP system.

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

     We began the implementation of Phase II of our enterprise resource planning ("ERP") system in October 2003, consisting of order management, order fulfillment, billing, cash collection and service management. As a result of this implementation, we have experienced, as expected, certain temporary processing inefficiencies. These inefficiencies are expected to result in a temporary increase in working capital requirements. Other than the temporary increase in working capital requirements, we do not anticipate that these issues or potential issues will have a material adverse effect on our financial position, results of operations and cash flows.

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

     In October 2003, we began the implementation of Phase II of our ERP system, consisting of order management, order fulfillment, billing, cash collection and service management, which replaced the information technology services provided by Pitney Bowes under the transition services agreement. As a result of this implementation, we have experienced, as expected, certain temporary processing inefficiencies. These inefficiencies are expected to result in a temporary increase in working capital requirements. We are effectively addressing these typical issues encountered with an ERP implementation and we believe that we have an appropriate action plan to address each issue. However, if we are unable to timely resolve these issues or if additional unforeseen issues were to arise, operational inefficiencies could affect customer satisfaction levels and could result in a loss of business. Other than the temporary increase in working capital requirements, we do not anticipate that these issues or potential issues will have a material adverse effect on our financial position, results of operations and cash flows.

     Pitney Bowes has been and is expected to continue to be a significant customer. For three months ended September 30, 2003 and 2002, revenues from Pitney Bowes, exclusive of equipment sales to PBCC for lease to the end user, accounted for approximately 9% and 8%, respectively, of our total revenue and for the nine months ended September 30, 2003 and 2002, accounted for approximately 9% and 9% of our total revenue, respectively. However, no assurance can be given that Pitney Bowes will continue to purchase our products and services.

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

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We have certain exposures to market risk related to changes in interest rates, foreign currency exchange rates and commodities. Historically, we used interest rate swap agreements to manage our risk related to interest payments on our debt instruments and to hedge the exposure to variability in future cash flows. During the third quarter of 2003, we disposed of our interest rate swap agreements.

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

     There were no changes in our internal control over financial reporting during the quarter ended September 30, 2003 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

         (b) Reports on Form 8-K.

     On July 31, 2003, we filed a Current Report on Form 8-K, under Item 9 furnished pursuant to Item 12, which included a copy of our press release dated July 31, 2003 in which we announced our earnings for the fiscal quarter ended June 30, 2003 and certain additional matters.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:    November 13, 2003                   Imagistics International Inc.
                                       ----------------------------------------
                                             (Registrant)



                              By:            /s/ Joseph D. Skrzypczak
                                       ----------------------------------------
                              Name:          Joseph D. Skrzypczak
                              Title:         Chief Financial Officer
                                             and Authorized Signatory