Form 10-K
period 2003-12-31
IMAGISTICS INTERNATIONAL INC
filed 2004-03-12
CIK 1137019


====================================================================================================================================

                                                            UNITED STATES
                                                 SECURITIES AND EXCHANGE COMMISSION
                                                        WASHINGTON, DC 20549

                                                         ------------------
                                                              FORM 10-K
FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)
[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      FOR THE TRANSITION PERIOD FROM___________________TO_______________________

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

                                                         ------------------

                                     Securities Registered Pursuant to Section 12(b) of the Act:

                       Title of each class                                    Name of each exchange on which registered
                       -------------------                                    -----------------------------------------
COMMON STOCK, PAR VALUE $0.01 PER SHARE                                               THE NEW YORK STOCK EXCHANGE
(TOGETHER WITH ASSOCIATED PREFERRED STOCK PURCHASE RIGHTS)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT: (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO
FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES X NO__
                                                                                                   -

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL
NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE
IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [_X_]

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS AN ACCELERATED FILER (AS DEFINED IN EXCHANGE ACT RULE 12B-2). YES X NO__
                                                                                                                   -

THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES WAS $503,035,526 AS OF JUNE 30, 2003. THE AMOUNT SHOWN IS
BASED ON THE CLOSING PRICE OF IMAGISTICS INTERNATIONAL INC. COMMON STOCK AS REPORTED ON THE NEW YORK STOCK EXCHANGE COMPOSITE TAPE
ON THAT DATE.

NUMBER OF SHARES OF IMAGISTICS INTERNATIONAL INC. COMMON STOCK, PAR VALUE $0.01, OUTSTANDING AS OF FEBRUARY 27, 2004: 16,702,451

                                               DOCUMENTS INCORPORATED BY REFERENCE:

PORTIONS OF THE IMAGISTICS INTERNATIONAL INC. PROXY STATEMENT FOR THE 2004 ANNUAL MEETING OF STOCKHOLDERS - PART III

====================================================================================================================================

                          IMAGISTICS INTERNATIONAL INC.

                           ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 2003

                                TABLE OF CONTENTS


ITEM     DESCRIPTION                                                        PAGE
----     -----------                                                        ----


                                     PART I


1    Business..........................................................        3
2    Properties........................................................       11
3    Legal Proceedings.................................................       11
4    Submission of Matters to a Vote of Security Holders...............       11
     Executive Officers................................................       12



                                     PART II


5    Market for Registrant's Common Equity, Related Stockholder Matters
     and Issuer Purchases of Equity Securities.........................       14
6    Selected Financial Data...........................................       15
7    Management's Discussion and Analysis of Financial Condition and
     Results of Operations.............................................       16
7A   Quantitative and Qualitative Disclosures About Market Risk........       30
8    Financial Statements and Supplementary Data.......................       31
9    Changes in and Disagreements with Accountants on Accounting and
     Financial Disclosure..............................................       59
9A   Controls and Procedures...........................................       59



                                    PART III


10   Directors and Executive Officers of the Registrant................       60
11   Executive Compensation............................................       60
12   Security Ownership of Certain Beneficial Owners and Management....       60
13   Certain Relationships and Related Transactions....................       61
14   Principal Accountant Fees and Services............................       61



                                     PART IV


15   Exhibits, Financial Statement Schedules, and Reports on Form 8-K..       62
     Signatures........................................................       65

Certain statements contained in this filing with the United States Securities and Exchange Commission on Form 10-K that are not purely historical are forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that are based on management's beliefs, certain assumptions and current expectations. These statements may be identified by their use of forward-looking terminology such as the words "expects," "projects," "anticipates," "intends" and other similar words. Such forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, general economic, business and market conditions, competitive pricing pressures, timely development and acceptance of new products, our reliance on third party suppliers, potential disruptions affecting the international shipment of goods, potential disruptions in implementing information technology systems, our ability to create brand recognition under our new name and currency and interest rate fluctuations. Certain of these risks and uncertainties are discussed more fully in Part II, Management's Discussion and Analysis of Financial Condition and Results of Operations, Risk Factors That Could Cause Results to Vary and elsewhere in this filing on Form 10-K. The forward-looking statements contained herein are made as of the date hereof and we, except as may be required by law, do not undertake any obligation to update any forward-looking statements, whether as a result of future events, new information or otherwise.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Imagistics International Inc. ("Imagistics" or the "Company") is a large direct sales, service and marketing organization offering business document imaging and management solutions, including copiers, multifunctional products, often referred to as MFPs, and facsimile machines, in the United States and the United Kingdom that sources its products from various suppliers throughout the world. MFPs provide businesses with the ability to copy, fax, print and scan documents on a single device and eliminate costs associated with multiple devices. MFPs also allow businesses to easily move documents from paper images to digital files and back. We provide our customers with flexible, comprehensive document imaging products and services at competitive market prices.

HISTORY

     Imagistics traces its origins to Pitney Bowes Inc. ("Pitney Bowes"). In 1967, Pitney Bowes began marketing and distributing copiers and started selling facsimile products in 1982. Pitney Bowes' office systems division, which combined the copier and facsimile product lines, was created in 1998. In 2000, Pitney Bowes decided to spin-off the United States and the United Kingdom operations of the office systems division to, among other things, enable the newly formed company, Imagistics, to more fully realize its potential within the dynamic office document markets. In connection with the planned spin-off, Pitney Bowes incorporated the Company as Pitney Bowes Office Systems, Inc. in February 2001 and, in August 2001, contributed substantially all of the business and assets of its office systems division to the Company. The name of the Company was changed to Imagistics International Inc. on October 12, 2001, and on December 3, 2001, 100% of the common stock of the Company was distributed by Pitney Bowes to the common shareholders of Pitney Bowes based on a distribution ratio of 1 share of Imagistics common stock for every 12.5 shares of Pitney Bowes common stock held at the close of business on November 19, 2001 (the "Distribution").

     In connection with the spin-off, we entered into several agreements with Pitney Bowes and Pitney Bowes subsidiaries including a transition services agreement with Pitney Bowes providing for certain essential services for a limited period following the spin-off, agreements with Pitney Bowes Management Services and Pitney Bowes of Canada Ltd. ("Pitney Bowes of Canada"), under which they could continue to purchase and use our products and a vendor financing agreement providing for Pitney Bowes Credit Corporation ("PBCC") to continue as our primary lease vendor on a multi-year basis after the spin-off, an intellectual property agreement with Pitney Bowes allowing us to continue using the "Pitney Bowes" brand name in the United States and the United Kingdom for a period of up to two years following the spin-off, a tax separation agreement and certain other agreements. Substantially all of the services provided by Pitney Bowes under these agreements, other than the vendor financing agreement, which had an initial term of five years, have ceased in accordance with the terms of the agreements. In addition, we have negotiated an agreement with Pitney Bowes for the continued provision of equipment maintenance services in remote areas that we do not directly service. There are alternative providers for both the vendor financing and equipment maintenance services on substantially similar terms and conditions and these ongoing arms length relationships with Pitney Bowes are not considered to be material. The implementation of Phase II or our enterprise resource planning ("ERP") system permitted us to replace the remaining information technology related services that had been provided by Pitney Bowes. These agreements are ending as planned and Imagistics is both branding all products with the Imagistics name and assuming responsibility for the transitioned services. A new agreement was reached with Pitney Bowes of Canada in the fourth quarter of 2003 through which Pitney Bowes of Canada will continue to purchase and resell Imagistics' products in Canada for an additional period of two years on a non-exclusive basis.

AVAILABLE INFORMATION

     Additional information about us is available on the Internet at our corporate website, www.imagistics.com, or our investor website, www.IGIinvestor.com. In addition to other information, we make available free of charge on our investor website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after electronically filing with or furnishing such material to the Securities and Exchange Commission. The Securities and Exchange Commission maintains an Internet site at http://www.sec.gov, which contains reports, proxy and information statements, and other information regarding us. You may also read and copy any document we file with the SEC at its Public Reference Room, 450 Fifth Street, N.W., Washington, D.C. 20549. The SEC can be contacted at 1-800-SEC-0330 for further information on the operation of the Public Reference Room. Our investor website also provides shareholders and other interested parties with access to important corporate governance information including our Corporate Governance Guidelines, Code of Ethics, and the Charters of our Audit, Executive Compensation and Development, and Governance Committees. These documents are also available in print to any shareholder requesting a copy from our Investor Relations department. Amendments to our Code of Ethics and any waiver related to our Chief Executive Officer, Chief Financial Officer or Controller will also be made available on our investor website.

INDUSTRY OVERVIEW

     The document imaging and management industry consists of the production and supply of various imaging products, as well as the provision of pre-sale and after-market product services and related software and professional services. We have been a leader in the facsimile machine segment of this industry for 20 years and have participated in the copier business for over 35 years. Our competitors include the distribution units of large office equipment manufacturers such as Ricoh, Canon and Xerox, and other independent distributors such as Ikon, Danka and Global Imaging as well as numerous local independent office equipment dealers and, as technologies continue to merge, traditional printer companies such as Hewlett Packard and Lexmark.

     Companies in the document imaging industry sell products primarily through three channels of distribution: direct sales, independent dealer sales and retail sales. Recently, the Internet has begun to emerge as an additional channel, primarily for lower end equipment and supplies. Direct sales involve the marketing of products by sales representatives working directly for the company whose products they offer. Independent dealer sales result from customer calls performed by independent dealer outlets that generally sell manufacturer-branded products. Retail sales include sales of low-end products, typically through national retail outlets or local smaller retailers.

     The document imaging industry is rapidly changing. The copier industry has moved from standalone analog devices to products that utilize digital technologies. Digital technology provides more reliability, more functionality and higher quality. Currently, essentially all new copier placements are digital machines. Digital products can connect with computer networks and communicate with other office imaging equipment, enabling customers to more efficiently connect and utilize their document management solutions over a wide array of more useful features, such as higher quality copies, color capability, finishing capability and the multifunctional capability of copying, faxing, scanning and printing. The scanning capability allows organizations to easily move between hard copy paper documents and electronic documents. MFPs can efficiently copy, fax and print documents. In addition, technological advances, added features and functionality and reduced pricing have led to a trend of increased placements of color copiers and MFPs. The migration from single function digital copiers to multifunctional devices is now seeing the emergence of universal copiers/printers that provide cost efficient output in both black and white and color.

     Today's busy corporate environment demands office equipment, software and solutions that work faster and more efficiently than ever before, while providing reliable high-quality output. The expanding use of MFPs designed to address copying, faxing, scanning and printing needs in the workplace is a direct result of these demands. MFPs efficiently send, receive and print documents, thus eliminating office bottlenecks, improving employee productivity and saving valuable workspace in offices of all sizes. As workplaces increasingly rely on computer networks, document imaging providers are also developing more products that allow for shared communication and that work seamlessly with other office systems. These networked solutions offer greater speed and, by diverting print streams to more efficient output devices, can lower a company's imaging costs significantly. The cost of managing documents is high for most companies and increased use of the Internet for desktop research and printing has further increased the volume and cost of imaging activity for most businesses. In addition to searching for ways to minimize business document costs, customers continue to demand high-performance machines that produce well-finished documents. In addition, corporations struggle with the issue of how to deploy new technology and get users to embrace it. Currently, the industry is producing a greater number of color machines to offer customers a range of options for their copying and printing needs. Color machines allow companies to increase their level of in-house document production and produce "finished" copies for meetings, presentations and mailings often times at much lower costs than if they purchased these jobs externally.

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

STRATEGY

     Our strategy is to become the leading independent direct provider of enterprise office imaging and document solutions by providing world class products and services with unparalleled customer support and satisfaction with a focus on multiple location customers, thus building value for our shareholders, customers and employees. To that end, we plan to build on our strengths and pursue the following initiatives:

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

     In light of current economic pressures, technological advances and changes in the corporate workplace, we must strive to meet our customers' needs in new ways. As many corporate customers seek to reduce administrative expenses through centralized purchasing and consolidation of their vendors, we believe that we are well positioned to offer a range of products and services, including technological innovations and consulting services that will provide new options, from a single source. Because we have continuity with so many of our long-standing major account customers, we believe they will be receptive to expanding their relationships with us by purchasing additional products and services.

     EXPAND OUR PRODUCT OFFERINGS THROUGH SOURCING AND DISTRIBUTION RELATIONSHIPS. We believe that one of our greatest strengths is our strategy of sourcing cost-effective "families" of products from different manufacturers to best suit our customers' requirements. We seek to form relationships with various manufacturers, each with different specialties and different strengths. Although we source from multiple vendors, all of our products meet our demanding specifications. In addition, we supplement our product offerings with value-added software and service offerings to optimize ease of use and operation and support them with trained staff.

     In 2003, J.D. Power and Associates Copier Customer Satisfaction Study ranked Imagistics #1 in Copier/Multifunction Product Satisfaction in a tie. Imagistics received top scores in the study for both products and service. We believe the study validates Imagistics' product sourcing strategy and direct sales and service infrastructure. In addition, in 2003, Imagistics received the 2003 Buyers Laboratories Most Outstanding Multifunctional Product Line of the Year award as well as six Pick of the Year awards in four different product categories.

     We continuously evaluate various imaging products from multiple manufacturers and software developers. We believe that our supply contracts provide us access to the best products and solutions.

     We believe that the transition to digital copier/MFPs provides an important opportunity for us to reach new customers as manufacturers develop machines with increased capabilities. We continue to launch new digital products that offer faster, more efficient multifunctional features for our high-volume corporate customers. These new digital products offer increased document imaging options and capabilities as well as overall savings. We will continue to expand our digital document imaging product offerings in order to meet the needs of our current customers and to allow us to reach a new customer base. In order to remain competitive in light of the many technological options that are available to our customers, we will continue to collaborate with companies that develop integrated document solutions that incorporate the functions of multifunctional devices. Our success will also depend on our ability to accurately gauge shifts in market demand and to anticipate potentially unforeseen changes in market dynamics that may result from new technologies.

     INCREASE OUTREACH OF OUR DIRECT SALES AND SERVICE FORCE TO THE COPIER/MFP MARKET. Our direct sales and service strategy aims to provide major account customers with one point of contact for their product needs. Regardless of their location in the United States and United Kingdom, our customers can contact one of our representatives in their geographic area and receive consistent sales and service assistance. This allows us to control the quality of our sales and service effort and ensure a consistent experience for our customers. It also provides us with an opportunity to keep in regular contact with our customers, which we believe often leads to future sales. In some remote areas, however, we rely on Imagistics-trained third-party service providers for service of our products. Our marketing strategy is to not only offer an extensive portfolio of product offerings and diverse technology to our Fortune 1000 customers, but to establish the same kind of long-term, copier-based relationships with our customers as we have established with our facsimile customers by utilizing our national direct sales and service organization to meet their needs as well.

     In September 2003, Imagistics acquired substantially all of the assets and business of TCM Digital Solutions, an independent dealership based in Salt Lake City, Utah. The acquisition reflects Imagistics' strategy to expand, on a highly selective basis, service and distribution capabilities in areas of the country where such presence will enhance our ability to serve national accounts, while increasing our sales effort with local companies and public agencies.

     FOCUS ON CUSTOMER NEEDS. Since we have direct access to our end user customers through our direct sales force, we are able to monitor their changing needs and requirements and respond in an appropriate manner. Although many of our customers use MFPs and have reacted favorably to the digital products we offer and we expect that they will continue to grow in the future, not all of our customers have migrated to digital systems or to multi-functionality at the fast pace that many in our industry predicted. Our goal is to meet all of our customers' needs and where price is particularly critical, we have offered them refurbished and remanufactured analog and refurbished digital systems as well as standalone devices. Because of our purchasing structure, we believe that we will be able to provide digital equipment and solutions as our customers require them. Because we source digital products and train our workforce on the sales, use and service of these products, and because we continue to research and source new products, we believe that we will be able to respond effectively as the industry changes in the future. However, if we fail to accurately predict changes in market demand we may lose sales or incur losses due to excess inventories.

     PURSUE AN EXPANSION STRATEGY. In order to remain competitive, we will continue to expand our copier, MFP, software and solutions businesses in geographic markets in the United States and abroad. Our direct sales and service strategy has been an effective method for attracting and retaining customers and we believe we can use it to further expand our copier and MFP business. Although the facsimile market as a whole is in decline, we will seek to capture competitive copier accounts while maintaining and leveraging our existing facsimile customer base. We currently supply document imaging products and services to a variety of large corporations, many of which have an international presence and seek global sourcing of their document imaging needs. In order to serve these clients more effectively, we intend to commence direct operations in Canada and to use our United Kingdom operation as a platform for expansion of our business into the larger European market over time. Our United Kingdom product offerings, which were limited to facsimile products, were expanded to include a full range of MFPs in January 2003.

BUSINESS SEGMENTS

     We operate in two reportable segments based on geographic area: the United States and the United Kingdom. Revenues from external customers and from Pitney Bowes are attributed to geographic regions based on where the revenues are derived. Financial information by segment is set forth in Note 5, "Business Segment Information," of the "Notes to Consolidated Financial Statements" included in Item 8 herein.

PRODUCTS

     We offer a broad range of office copiers, MFPs, facsimile machines and related products and services. These products and services serve a wide range of customer needs from departmental to workgroup solutions. The utilization of digital technology has led to development of equipment that contains multiple capabilities and greater options for document imaging and management applications. Historically, we have used standard industry classifications to classify our equipment product offerings as part of either the copier product line or the facsimile product line based upon the primary function of the equipment.

     The evolution of technology has blurred distinctions between traditional copiers and facsimiles since most new products are multifunctional. Imagistics has not introduced a single function machine in over three years. Facsimile has evolved into a feature found on machines ranging in speed from 10 pages per minute to 65 pages per minute rather than a dedicated single function machine. Some time in the future, differentiating between facsimile and copier equipment will not be meaningful.

     We offer a broad range of products for departmental applications including black and white, color, analog, digital, networked and stand-alone copiers and MFPs. Our definition of departmental machines incorporates the standard industry product segments 2 through 5, which range in speed from 20 to 90 pages per minute for black and white prints and typically produce a maximum size output consisting of ledger size copies/prints.

     Our digital black and white copier/MFP line includes fourteen products with speeds from 20 to 85 pages per minute. Our line of products can address application needs of workgroups with as few as several hundred to as many as 750,000 impressions per month. Most of these solutions are available as multifunctional devices and offer a range of finishing solutions from simple collating to booklet making, Z-folding, hole punching and multi-position stapling.

     We are currently in the process of discontinuing our black and white analog refurbished and remanufactured product line offerings and will concentrate on refurbished and remanufactured digital copier/MFP offerings.

     Our current 20 and 31 page per minute digital color copier products are positioned to provide "universal" solutions to clients. These multifunctional digital copiers offer copying and networking functionality and are designed to support both color and monochrome applications and offer enhanced image quality color printing and copying, a wide range of digital art functions and enhanced finishing options that include booklet making capabilities.

     We also offer a broad range of lower-end workgroup products and solutions. Our definition of workgroup machines is the standard industry product Segment 1 which range in speed from 11 to 19 pages per minute for black and white prints and typically produce a maximum size output consisting of legal size copies/prints. Our workgroup products include traditional copiers, MFPs and facsimile solutions.

     We have historically been a leader in workgroup facsimile systems and related product offerings and we are currently one of the largest suppliers of facsimile equipment to the Fortune 1000. We were among the first document imaging providers to offer plain paper facsimile products as an option to the slower and less efficient thermal facsimile machines. We were the first company to offer the 14,400 bits per second and 33,600 bits per second plain paper facsimile machines to customers. The 33,600 bits per second machines continue to be among our most popular products.

     We currently offer a full range of workgroup solutions that range from traditional new and remanufactured facsimile equipment to MFPs. We currently offer ten new MFP solutions, five remanufactured facsimile machines and one new facsimile machine.

     We also maintain alliances with leading document software solutions providers to satisfy our customers' document management requirements. Through our alliances, we provide our customers with access to software solutions providers that enable printing from host applications directly to lower cost Imagistics' networked MFPs without re-coding, that deliver documents directly to point of need whenever required and that allow our customers to build customized document management applications, from simple scan-store-retrieve, to complex enterprise systems involving automated workflows, web-access, and multi-level security. Other partners provide facsimile server solutions that increase productivity and decrease costs of traditional facsimile applications and software tools for the design, generation and delivery of all types of forms, reports and other documents.

SUPPLIES

     We offer a full complement of consumable supplies for our products, such as copier and facsimile toner and cartridges and paper. Many of our copier/MFP customers enter into cost-per-copy rental and/or maintenance agreement plans that include supplies. This accounts for a constant source of copier supply revenue and helps to ensure a high level of customer retention. Demand for facsimile supplies has decreased with the use of e-mail and the availability of third-party refilled toner cartridges. In response to this decrease in demand, we introduced our own line of refilled cartridges under the "ECO" brand. Refilled ECO cartridges work with many of our own facsimile machines and also with many competitor facsimile machines and laser printers. With increased printing on multifunctional devices and the deployment of color solutions, we expect related supplies revenue to increase, which will offset a portion of the loss in facsimile revenue.

SERVICE

     Our continued commitment to our products and customers is evident in the many aftermarket service options that we provide. Our products are serviced by our nationwide service organization of approximately 1,400 Imagistics and contracted service representatives. We believe that this dedicated service force provides us with a distinct advantage over many of our competitors. These representatives are trained to service our product line and are managed through a central dispatch system to meet strict customer response time requirements. These representatives provide a full range of preventative maintenance and repair services to major account customers and commercial users.

     We support all of our customers through our 24 hour-a-day, 7 day-a-week diagnostic center. Located in Melbourne, Florida, the diagnostic center is staffed with Imagistics employees who are experts in the use and servicing of our products and who help minimize any downtime or disruption to our customers. The diagnostic center usually handles over 4,000 calls from customers each day.

FINANCING OPTIONS

     We provide our customers with flexible financing options that allow for the sale, lease or rental of our products. In the past, we have sold products to commercial users either directly to the end user or to a leasing company that, in turn, leases the product to the end user. Where leasing is involved, we sell equipment to either Pitney Bowes' wholly owned subsidiary, PBCC, or to other finance companies. Currently, PBCC is the primary source of lease financing for our products. We have entered into an agreement with PBCC that provides for an ongoing lease-purchase equipment-financing program for our products. In 2003 and 2002, approximately 14% and 13% respectively, of our revenues were derived from sales to PBCC for lease to the end user.

     Historically, in offering products to our major account customers, we have used a rental strategy. These major account customers have been primarily customers of our facsimile products. Most often, we rent our facsimile machines at a flat rate. We are increasingly renting copier and MFP based solutions to our large major account customers as well. We typically rent our copiers on either a cost-per-copy basis, with minimum monthly page volumes, or at a flat rate with allowance and overage plans for certain services and other options. In the case of rentals, we seek to negotiate a master rental contract with our customers that can be revised to reflect rental of additional products and upgrades to current products or additional services. Generally, our rental contracts are for 36-month terms with renewal options that are automatic unless the customer gives prior notice of cancellation. These rental contracts also cover service and, in most cases, include supplies for use with our equipment. We believe that this approach provides the flexibility this customer base requires and many prefer compared to owning these assets.

CUSTOMERS

     Our primary customers are large corporate customers and government entities. Our client base includes approximately 70% of the Fortune 500 companies and 60% of the Fortune 1000 companies. We serve major companies in the manufacturing, distribution, financial services, government and education markets as well as others. While continuing to strengthen and expand our relationships with our current customers, we have also established new initiatives geared specifically toward more efficiently serving mid-sized and regional companies or commercial users, while shifting our focus to multi-location customers. We plan to maintain our relationships with commercial users through the use of our trained team of commercial sales representatives. In an effort to expand our distribution organization and increase service coverage for multi-location customers, Imagistics has from time to time acquired independent regional office equipment dealerships. Imagistics' products are incorporated into their product mix and their sales and service teams are fully trained by Imagistics.

     We market and distribute our products to the following types of customers:

     o    major national accounts, including large corporate customers,

     o    government and education entities and

     o    commercial accounts, including mid-size and regional businesses.

     National account customers include major national and international corporations that require full office related document imaging and management throughout the customer's entire organization, whether that organization is regional or national. Because we began our business by serving major account customers in the facsimile market 20 years ago and have maintained steady relationships with many of these same customers, our major accounts provide us with recurring rental revenues over longer-term contracts. In addition, because of their individual and complex needs, we are able to provide our major account customers with cutting-edge products as well as customized approaches to their specific needs. Customers in these markets have a preference for doing business with companies they have a long-term relationship with and our existing business relationships allow us to monitor customer needs and provide appropriate upgrades.

     We target a range of governmental entities from large federal and state bureaus to small local government offices. These customers provide a long-term source of business and, because of our experience, we can anticipate their document imaging needs. Federal government entities may source products through the competitive bidding process or through flat rate contracts. The federal government may also issue a separate bid for large placements pertaining to a specific department or location. Our government contracts are generally for a period of four to five years. State and local government entities typically acquire products through their own varied bidding processes. Although many of these contracts are terminable for non-appropriations of funds by our customers, we have not had a significant number of early terminations of these contracts for non-appropriation.

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

     Due to our diversified customer base, no single customer is large enough to have a material impact on our overall business. Also, due to our diverse customer base and the recurring nature of our rental, service and supply revenues, seasonal variations do not significantly impact our business.

SALES AND MARKETING

     We believe that our sales and marketing approach is uncommon in our industry. While many of our competitors offer either their own or other manufacturers branded products either by dealer sales or retail sales, we rely solely on distributing Imagistics' branded products through direct sales with support by direct service. Research conducted by CAP Ventures indicates a preference for direct sales and service. Our direct sales and service personnel are located throughout the United States and the United Kingdom. These employees market and service our products to our customers and potential customers all over the United States and United Kingdom. Our representatives use national sales and service standards so that our customers receive consistent and reliable assistance regardless of where they are located or which one of our locations they call.

     In 2002 we began to introduce new products under the "Imagistics" brand name and we launched a major brand awareness advertising campaign that included placements in broadcast and cable television, radio and print media. In 2003, we continued this effort and now market exclusively under the Imagisics brand.

     In addition to our United States business, we currently operate in the United Kingdom. Our U.K. business now offers our complete product line. We plan to increase the international marketing of our products. Our goal is to increase our service to our current customers as well as broaden our existing customer base by providing our products throughout Europe over time. Our U.K. business is headquartered in Harlow, England. Our products are also offered in Canada through Pitney Bowes of Canada, a subsidiary of Pitney Bowes. Our new agreement with Pitney Bowes of Canada is non-exclusive, which enables us to enter the Canadian market directly should we choose to do so.

SUPPLIERS AND DISTRIBUTION

     For maximum flexibility in product development and to assure our clients of the best possible business document solutions, we purchase equipment from a number of different firms throughout the world, rather than manufacture our products ourselves. We impose high quality standards on all of our equipment suppliers. We do internal testing of all products before adding them to the Imagistics family. The testing focuses on our customers' applications to ensure that we have the best offering to meet these needs.

     We source our equipment from suppliers throughout the world including Konica Minolta, Muratec, Brother, Kyocera Mita, Sharp and Toshiba. We have contractual relationships with these suppliers, although we continue to search for the best products and do not enter into exclusive relationships with any of our suppliers. We also do not have minimum order quantities with any of our suppliers. Although we do not have minimum order quantities with any of our suppliers, Konica Minolta, Sharp and Toshiba currently supply a significant portion of our new copier/MFP equipment. If Konica Minolta, Sharp or Toshiba were unable to deliver products for a significant period of time, we would be required to find replacement products, which may not be available on a timely or cost-effective basis. This could have a material adverse effect on our business, financial condition and results of operations. We do not believe that we are materially dependent upon any other supplier of products, whether new products, parts or consumable supplies. To mitigate against disruptions to our business, we keep an adequate level of inventory on hand to meet the needs of our customers for several months.

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

     We generally require manufacturers to build our products to order with 60 day or less lead times. We usually take title to the goods at the factory, or in the case of Asian factories, at the closest seaport. Finished goods are shipped by ocean freight to a United States port, primarily in California, and then trans-shipped to one of approximately 9 warehouses in the United States. In the normal course of business, when a customer order is received, equipment is unpacked, set up and tested in the warehouse prior to shipping to the customer location. Supplies are stored primarily at one warehouse location and are shipped via UPS or overnight delivery directly to our customers. We opened our own parts warehouse in 2003 and parts are delivered directly to our customers or service engineers. The United Kingdom business uses similar manufacturing and shipping procedures and finished goods are shipped directly to one of two contract warehouses in the United Kingdom. Our reliance on Asian manufacturing could make our business susceptible to disruptions in international transportation due to port strikes, acts of war or other factors beyond our control.

PATENTS, TRADEMARKS AND COPYRIGHTS

     In connection with the spin-off, we entered into a trademark license, patent license and copyright license agreement that provided us with a non-exclusive license to the Pitney Bowes trademark for a period of up to two years following the spin-off. In addition, the agreement provides for us to license the patents and patent applications on a non-exclusive basis in connection with our business in the United States and the United Kingdom, for the term of the relevant patents, none of which are material to our business. Finally, the agreement provides for us to license all copyrighted material used in connection with our business in the United States and the United Kingdom for the term of the relevant copyrights.

     We have historically distributed our products principally under the Pitney Bowes trademark. We have registered "Imagistics" as a trademark in the United States, Canada, the European Community and other jurisdictions and we have transitioned to the use of the "Imagistics" brand name. In addition, as a reseller of equipment supplied to us by major manufacturers of imaging equipment, we benefit from the use of patents and patent licenses secured by our suppliers.

EMPLOYEES

     We employ approximately 3,400 individuals throughout the world including approximately 1,100 sales personnel. We employ approximately 100 people in the United Kingdom, almost all of whom are subject to the European Works Council regulations. None of our other employees are covered by a collective bargaining agreement. We believe that we have good relations with our employees.

COMPETITION

     We are primarily involved in the supply of document imaging equipment to corporate, governmental and commercial customers. The document imaging equipment supply industry is highly competitive.

     Although certain of our competitors have experienced financial difficulties and the overall number of our competitors has decreased due to ongoing industry consolidation, the industry remains highly competitive. Customers rigorously evaluate suppliers on the basis of product reliability and quality, service expertise, geographic reach and price competitiveness. Many of our competitors manufacture their own products. Although we believe that our reliance on third parties for manufacturing provides us with certain benefits, it is possible that our competitors' guaranteed access to product supply through captive manufacturing operations may provide them with a competitive advantage. In addition, our primary suppliers sell products in competition with us, either directly or through dealer channels. Also, some of our competitors have substantially greater financial resources than we do.

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

ITEM 2.  PROPERTIES

The following table provides information regarding our primary owned and leased properties:


                                  OWN/          SQUARE         EXPIRATION
            LOCATION             LEASE          FOOTAGE           DATE                         FACILITY TYPE
-----------------------------  -----------   --------------  ---------------   -----------------------------------------------
United States:
     Columbus, Ohio              Lease             217,864        2009         Warehouse and distribution center
     Trumbull, Connecticut        Own               74,000        N/A          Corporate headquarters
     Beacon Falls, CT            Lease              66,050        2007         Warehouse and equipment refurbishing center
     Milford, Connecticut         Own               41,000        N/A          Warehouse and equipment refurbishing center
     Denver, Colorado            Lease              29,178        2007         Administration and customer support call center
     Melbourne, Florida          Lease              17,103        2008         Diagnostic call and equipment refurbishing center
     Shelton, Connecticut        Lease              14,509        2009         Diagnostic and technical services center
     Shelton, Connecticut        Lease              11,439        2004         Administrative office

United Kingdom:
     Harlow                      Lease              11,866        2007         Headquarters and sales office


     We also lease space in approximately 170 sales and service locations throughout the United States totaling approximately 665,000 square feet. Leases relating to approximately 27 of our sales and service locations totaling approximately 93,000 square feet expire in 2004. We plan to renew or replace these leases to the extent they are for stand-alone facilities, and for certain other facilities, we plan to relocate and enter into new leases with less square footage. In the United Kingdom, we lease a warehouse from a third party on a six-month rolling term, which will terminate in July 2004, at which time we plan to replace this lease. In addition, in the United Kingdom, we lease two sales offices near Birmingham and Glasgow on two-year leases and one sales office in London on a one-year lease. These three leases aggregate approximately 2,355 square feet.


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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of our security holders during the fourth quarter ended December 31, 2003.

SUPPLEMENTAL ITEM:         EXECUTIVE OFFICERS

     Information concerning the executive officers of Imagistics is set forth below:

NAME                                                      AGE  POSITION
----                                                      ---  --------
Marc C. Breslawsky......................................  61   Chairman and Chief Executive Officer; Director
Christine B. Allen......................................  54   Chief Human Resources Officer
John C. Chillock........................................  47   Vice President, Customer Service Operations
George E. Clark.........................................  57   Vice President and General Manager, Business Product Centers
Chris C. Dewart.........................................  49   Vice President, Commercial Sales
Mark S. Flynn...........................................  49   Vice President, General Counsel and Secretary
Nathaniel M. Gifford....................................  51   Vice President, Product Development and Marketing
Joseph W. Higgins.......................................  52   Vice President, National Sales
Doris J. Owens..........................................  51   Vice President, Worldwide Administration
Joseph D. Skrzypczak....................................  48   Chief Financial Officer


     Marc C. Breslawsky. Mr. Breslawsky has served as Chairman and Chief Executive Officer of Imagistics since February 2001. In connection with the spin-off, Mr. Breslawsky was elected to our board of directors as Chairman. From 1996 to 2001, Mr. Breslawsky was President and Chief Operating Officer of Pitney Bowes. From 1994 to 1996, Mr. Breslawsky was Vice Chairman of Pitney Bowes. Mr. Breslawsky is a director of C. R. Bard, Inc., The Brink's Company and UIL Holdings Corporation.

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

     George E. Clark. In October 2000, Mr. Clark assumed the role of Vice President and General Manager, Business Product Centers. Prior to the spin-off, Mr. Clark was employed by Pitney Bowes for over 25 years in varying capacities pertaining to the sales and marketing of imaging equipment at Pitney Bowes. Mr. Clark served as Vice President of Copier Systems for the Northeast Region from 1988 to 1990, Vice President of Marketing for Copier Systems from 1990 to 1997 and Vice President of Business Products Centers East Region from 1997 to 2000. Prior to joining Pitney Bowes, Mr. Clark was employed by Regenesys, Inc., a financial reorganization firm in Boston, Massachusetts.

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

     Mark S. Flynn. Mr. Flynn became our Vice President, General Counsel and Secretary in April 2001. Most recently, he was a partner in the corporate department of the law firm Wiggin & Dana LLP from 1999 to 2001. From 1997 to 1999, Mr. Flynn served as Senior Deputy General Counsel to Olin Corporation. Mr. Flynn held the position of Executive Vice President, General Counsel and Secretary at ServiceMaster Diversified Health Services, a subsidiary of the ServiceMaster Company, from 1993 to 1997 and Vice President, General Counsel and Secretary at Arcadian Corporation/Arcadian Partners, L.P. from 1989 to 1993. Prior to those positions, Mr. Flynn served in various counsel positions at Olin Corporation from 1986 to 1989, as an attorney at Intercontinental Hotels Corporation from 1983 to 1986 and as an associate at the law firm of Hughes Hubbard & Reed from 1980 to 1983. Mr. Flynn serves on the advisory board of Integra Ventures, a Seattle-based venture fund specializing in life sciences and health care services.

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

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     Imagistics common stock (trading symbol "IGI") is listed for trading on the New York Stock Exchange. Information on the high and low sales prices for the Imagistics common stock during the two most recent fiscal years is included in
Note 16, "Quarterly Financial Data," of the "Notes to Consolidated Financial Statements" included in Item 8 herein. At February 27, 2004 there were approximately 16,702,451 shares outstanding and approximately 17,202 stockholders of record. Except for the special cash dividend paid to Pitney Bowes in connection with the spin-off, Imagistics has not declared or paid any cash dividends on its common stock.

     We anticipate that future earnings will be used principally to support operations and finance the growth of our business. Thus, we do not intend to pay cash dividends on our common stock in the foreseeable future. We have entered into a senior secured credit facility providing for both term and revolving credit borrowings, which allows us to borrow funds for general corporate purposes, including the repayment of other debt, working capital and acquisitions. The credit facility contains affirmative and negative covenants that, among other things, require us to satisfy certain financial tests and maintain certain financial ratios. The credit facility also limits our ability to declare and pay dividends on our shares. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources." If our lenders permit us to declare dividends, the dividend amounts, if any, will be determined by our board after considering a number of factors, including our financial condition, capital requirements, funds generated from operations, future business prospects, applicable contractual restrictions and any other factors our board may deem relevant.

ITEM 6.      SELECTED FINANCIAL DATA

     The following table presents our selected financial data. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and notes thereto included in Items 7 and 8 herein.


                                                                                YEAR ENDED DECEMBER 31,
                                                            2003           2002          2001           2000          1999
                                                          --------       --------      --------       --------      --------
CONSOLIDATED STATEMENT OF OPERATIONS DATA
Sales                                                     $316,002       $314,899      $307,929       $323,620      $320,925
Rentals                                                    222,183        232,228       237,449        232,156       215,315
Support services                                            84,011         82,803        80,698         86,982        90,237
                                                          --------       --------      --------       --------      --------
     Total revenue                                         622,196        629,930       626,076        642,758       626,477
                                                          --------       --------      --------       --------      --------

Cost of sales  (1)                                         192,772        198,437       197,300        184,265       154,529
Cost of rentals                                             72,254         84,114        92,191         88,506        74,245
Selling, service and administrative expenses               312,759        311,924       305,799        252,799       232,627
                                                          --------       --------      --------       --------      --------
     Operating income                                       44,411         35,455        30,786        117,188       165,076
Interest expense                                             8,437          8,106         9,825         11,281         8,646
                                                          --------       --------      --------       --------      --------
Income before income taxes                                  35,974         27,349        20,961        105,907       156,430
Provision for income taxes                                  15,515         10,906         8,402         41,903        62,728
                                                          --------       --------      --------       --------      --------
     Net income                                           $ 20,459       $ 16,443      $ 12,559       $ 64,004      $ 93,702
                                                          ========       ========      ========       ========      ========
Basic earnings per share (2)                              $   1.22       $   0.88      $   0.65       $   3.29      $   4.81
Diluted earnings per share (2)                            $   1.19       $   0.86      $   0.65       $   3.29      $   4.81

CONSOLIDATED BALANCE SHEET DATA
Total current assets                                      $266,621       $264,153      $283,575       $297,038      $277,681
Total assets                                              $446,732       $461,238      $494,009       $499,434      $463,758
Current portion of long-term debt                         $    545       $    749      $  1,000       $      -      $      -
Due to Pitney Bowes                                       $      -       $      -      $      -       $122,182      $115,877
Total current liabilities, including amounts due to
  Pitney Bowes                                            $ 96,159       $101,914      $ 81,479       $178,121      $153,733
Long-term debt                                            $ 62,903       $ 73,399      $116,000       $      -      $      -
Total long-term liabilities                               $ 83,172       $ 95,077      $127,091       $ 11,285      $ 11,053
Stockholders' equity                                      $267,401       $264,247      $285,439       $310,028      $298,974

OTHER DATA
Net cash provided by operating activities                 $ 83,042       $158,451      $147,813       $137,789      $112,461
Depreciation and amortization                             $ 74,513       $ 81,593      $ 82,725       $ 73,755      $ 67,219
Capital expenditures                                      $ 50,954       $ 66,599      $ 84,347       $ 83,615      $ 91,705

Certain previously reported amounts have been reclassified to conform to the current year presentation.

     (1) On December 31, 2001 the Company changed its method of accounting for the cost of inventory from the Last-in, First-out (LIFO) method to the First-in, First-out (FIFO) method. In accordance with Accounting Principles Board Opinion No. 20, "Accounting Changes," this change in accounting method has been applied retroactively by restating the prior year's financial statements for all periods presented.

     (2) The basic and diluted earnings per share amounts for the years ended December 31, 2000 and 1999 are for comparative purposes only as common shares were not issued until December 2001. Outstanding shares for 2000 and 1999 are based on actual shares issued plus assumed conversions, at spin-off.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Imagistics International Inc. ("Imagistics" or the "Company") is a large direct sales, service and marketing organization offering document imaging and management solutions, including copiers, multifunctional products and facsimile machines in the United States and the United Kingdom. Our primary customers include large corporate customers known as national accounts, government entities and mid-size and regional businesses known as commercial accounts. Multifunctional products, often referred to as MFPs, offer the multiple functionality of printing, copying, scanning and faxing in a single unit. In addition, we offer a range of document imaging options including digital, analog, color and/or networked products and systems.

     Our strategic vision is to become the leading independent direct provider of enterprise office imaging and document solutions by providing world-class products and services with unparalleled customer support and satisfaction with a focus on multiple location customers, thus building value for our shareholders, customers and employees. Our strategic initiatives include:

     o Maintaining and further strengthening major account relationships,
     o Expanding our product offerings through our sourcing and distribution relationships,
     o Increasing outreach of our direct sales and service force to the copier/MFP market,
     o Focusing on customer needs and
     o Pursuing opportunistic expansion and investments.

     The principal evolution in our industry and business has been the transition to networked digital copiers/MFPs, away from single-function standalone facsimile machines and analog copiers. This transition has resulted in decreased demand for and usage of single function facsimile equipment in the marketplace. We have responded to this market development by focusing our efforts on the growth opportunities existing in our digital copier and MFP product lines. Although our total revenue has declined only slightly, the decrease in facsimile usage and our focus on the digital copier and MFP growth potential has resulted in a decrease in facsimile product line revenues, which has been offset by an increase in our copier/MFP product line revenues.

IMAGISTICS SPIN-OFF FROM PITNEY BOWES

     On December 11, 2000, the board of directors of Pitney Bowes Inc. ("Pitney Bowes") approved the spin-off of the U.S. and U.K. operations of its office systems business to its common stockholders as an independent, publicly traded company. On December 3, 2001, Imagistics was spun-off from Pitney Bowes pursuant to a contribution by Pitney Bowes of substantially all of Pitney Bowes' U.S. and U.K. office systems businesses to us and a distribution of our common stock to common stockholders of Pitney Bowes based on a distribution ratio of 1 share of our common stock for every 12.5 shares of Pitney Bowes common stock held at the close of business on November 19, 2001 (the "Distribution" or "Spin-off").

     Pitney Bowes no longer has a financial investment in our business. We entered into a transition services agreement with Pitney Bowes providing for certain essential services to us for a limited period following the Distribution. These services were provided at cost and included information technology, computing, telecommunications, accounting, field service of equipment and dispatch call center services. We and Pitney Bowes had agreed to an extension until December 31, 2003, of the transition services agreement as it related to information technology and related services. Services provided under this extension were at negotiated market rates. Except for field service of equipment, all of the services provided by Pitney Bowes under these agreements have ceased effective December 31, 2003, in accordance with the terms of the agreements. Effective July 1, 2003, we and Pitney Bowes entered into a separate one-year service agreement on an arms-length basis relating to field service of equipment in certain remote geographic locations not covered by our direct service organization. Services provided under this agreement are at negotiated market rates.

     For 2003, we paid Pitney Bowes $16.1 million in connection with the transition services agreement, field service of equipment and other administrative expenses. For 2002 and for the period from December 3, 2001 through December 31, 2001, we paid Pitney Bowes $20.4 million and $3.5 million, respectively, in connection with these agreements and certain shared corporate and administrative services.

     We also entered into certain other agreements covering intellectual property, commercial relationships, leases and licensing arrangements and tax separation matters. The pricing terms of the products and services covered by the other commercial agreements reflect negotiated prices.

     The consolidated financial statements for the periods prior to the Distribution include allocations of certain Pitney Bowes corporate expenses. Corporate expense allocations were charged based generally on the ratio of our costs and expenses to Pitney

Bowes' costs and expenses. Pitney Bowes' allocated expenses primarily included administrative expenses such as accounting services, real estate costs, customer service support in remote geographic areas and information technology and amounted to $25 million for the period from January 1, 2001 through the Distribution. We believe the costs of these services charged to us were a reasonable representation of the services provided or benefits received by us. In addition, interest expense was charged to us from Pitney Bowes based upon the proportion of our net assets to Pitney Bowes' net assets. We believe that this was a reasonable method of allocation.

     As part of Pitney Bowes, we also benefited from various economies of scale, including shared global administrative functions and shared facilities. Our costs and expenses have and may continue to increase as a result of the loss of these economies of scale and we have incurred greater expenses associated with our status as a stand-alone public company.

BASIS OF FINANCIAL STATEMENT PRESENTATION

     The consolidated financial statements include certain historical assets, liabilities and related operations of the United States and United Kingdom office systems businesses, which were contributed to us from Pitney Bowes prior to the Distribution. The consolidated financial statements as of and for the years ended December 31, 2003 and 2002 depict our results as a stand-alone company. The consolidated financial statements for periods prior to the Distribution were derived from the financial statements and accounting records of Pitney Bowes using the historical results of operations and historical basis of assets and liabilities of the United States and United Kingdom office systems businesses. Prior to the formation of Imagistics, the office systems business was operated as a division of Pitney Bowes, and, as such, Pitney Bowes' investment in Imagistics is shown in lieu of stockholders' equity in the consolidated financial statements for periods prior to the Distribution. We began accumulating retained earnings on the date of the Distribution. We believe the assumptions underlying the consolidated financial statements for the year ended December 31, 2001 are reasonable. However, the consolidated financial statements included herein may not necessarily reflect our financial position, results of operations and cash flows in the future or what our financial position, results of operations and cash flows as of and for the year ended December 31, 2001 would have been for periods prior to the Distribution had we operated as a stand-alone entity during those periods.

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT ESTIMATES

     The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates include assessing the allocation of costs from Pitney Bowes, usage of equipment for rental assets billed in arrears, sales returns, usage adjustments and other allowances for equipment sales, equipment rentals and service contract billings, the collectibility of accounts receivable, the use and recoverability of inventory, the useful lives of tangible assets, the realization of deferred taxes and an evaluation of the potential impairment, if any, of goodwill and other long-lived assets, among others. The markets for our products are characterized by intense competition, rapid technological development and pricing pressures, all of which could affect the future realizability of our assets. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary. Actual results could differ from these estimates. We have identified certain accounting policies that are critical to the understanding of our results of operations due to the judgment management must make in their application. These significant accounting policies are outlined below.

Revenue recognition

     Revenue on equipment and supplies sales is recognized when contractual obligations have been satisfied, title and risk of loss have been transferred to the customer and collection of the resulting receivable is reasonably assured. For copier/MFP equipment, the satisfaction of contractual obligations and the passing of title and risk of loss to the customer occur upon the installation of the equipment at the customer location. For facsimile equipment and facsimile supplies, the satisfaction of contractual obligations and the passing of title and risk of loss to the customer occur upon the delivery of the facsimile equipment and the facsimile supplies to the customer location. We record a provision for estimated sales returns and other allowances based upon historical experience.

     Rental contracts, which often include supplies, are generally for an initial term of three years with automatic renewals unless we receive prior notice of cancellation. Under the terms of rental contracts, we bill our customers a flat periodic charge and/or a usage-based fee. Revenues related to these contracts are recognized each month as earned, either using the straight-line method or based upon usage, as applicable. We record a provision for estimated usage adjustments on rental contracts based upon historical experience.

     Support services contracts, which typically include supplies, are generally for an initial term of one year with automatic renewals unless we receive prior notice of cancellation. Under the terms of support services contracts, we bill our customers either a flat periodic charge or a usage-based fee. Revenues related to these contracts are recognized each month as earned, either using the straight-line method or based upon usage, as applicable. We record a provision for estimated usage adjustments on service contracts based upon historical experience.

     Certain rental and support services contracts provide for invoicing in advance, generally quarterly. Revenue on contracts billed in advance is deferred and recognized as earned revenue over the billed period. Certain rental and support services contracts provide for invoicing in arrears, generally quarterly. Revenue on contracts billed in arrears is accrued based upon a flat periodic charge and/or estimated usage and recognized in the period in which it is earned.

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

Depreciation of rental equipment

     Rental equipment is comprised of equipment on rent to customers and is depreciated using the straight-line method over the estimated useful life of the equipment. Copier equipment is depreciated over three years and facsimile equipment placed in service before October 1, 2003 is depreciated over five years. Facsimile equipment placed in service on or after October 1, 2003 is depreciated over three years.

Capitalized computer software costs

     We capitalize certain costs of internally developed software. Capitalized internal costs include purchased materials and services and payroll and payroll related costs. Costs for general administration, overhead, maintenance and training, as well as the cost of software that does not add functionality to the existing system, are expensed as incurred. The cost of internally developed software is amortized on a straight-line basis over appropriate periods, principally three to seven years. The unamortized balance of internally developed software is included in fixed assets in the consolidated balance sheets.

Goodwill

     We evaluate goodwill in accordance with Statement of Financial Accounting Standards ("SFAS") No. 142. SFAS No. 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under a nonamortization approach, goodwill and certain intangibles are not amortized into results of operations, but instead are reviewed periodically for impairment with any resulting impairment charged to results of operations only in the periods in which the recorded value of goodwill and intangibles is more than their fair value. SFAS No.142 prescribes a two-step method for determining goodwill impairment. In the first step, the implied fair value of the reporting unit's goodwill is compared to the carrying amount of goodwill. If the carrying amount of goodwill is greater than the implied fair value of goodwill, the second step of the impairment test is required and the fair value of the reporting unit's goodwill is determined by allocating the reporting unit's fair value to all of the assets and liabilities in the same manner performed in a purchase price allocation. The fair value of the goodwill is then compared to its carrying amount to determine if there is goodwill impairment. We completed our review of goodwill in accordance with SFAS No. 142 effective October 1, 2003 and have determined that our recorded goodwill is not impaired.

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

Financial instruments

     We recognize all derivative financial instruments as assets and liabilities and measure them at fair value. All derivative financial instruments were designated and qualified as cash flow hedges and, accordingly, the effective portions of changes in fair value of the derivative were recorded in other comprehensive income and were recognized in the income statement when the hedged item affected earnings.

     Historically, we used interest rate swap agreements to manage and reduce risk related to interest payments on our debt instruments. During the third quarter of 2003, we revised our cash flow estimates and disposed of our two interest rate swap agreements and as a result, reclassified the cumulative change in the fair market value of the interest rate swap agreements from other comprehensive income into interest expense.


OVERVIEW OF 2003 FINANCIAL RESULTS

     Total revenue for 2003 decreased 1% to $622 million from 2002 revenue of $630 million. Net income in 2003 was $20 million, or $1.19 per diluted common share, compared with net income of $16 million, or $0.86 per diluted common share in 2002.


REVENUES

     The following table shows our revenue sources by product line for the periods indicated.


Dollars in millions                                YEAR ENDED DECEMBER 31,
                                             2003           2002          2001
                                           --------       --------      --------
Copier/MFP product line                    $    402       $    375      $   357
Facsimile product line                          220            255          269
                                           --------       --------      --------
   Total revenue                           $    622       $    630      $   626
                                           ========       ========      ========

     The following table shows our revenue excluding Pitney Bowes of Canada Ltd. ("Pitney Bowes of Canada") and revenue from Pitney Bowes of Canada for the periods indicated.


Dollars in millions                                YEAR ENDED DECEMBER 31,
                                             2003           2002           2001
                                           --------       --------      --------
Revenue excluding Pitney Bowes of Canada   $    593       $    602      $   620
Revenue from Pitney Bowes of Canada              29             28            6
                                           --------       --------      --------
     Total revenue                         $    622       $    630      $   626
                                           ========       ========      ========


     Sales to Pitney Bowes of Canada under a reseller arrangement are at margins significantly below the margins on sales to our direct customers. Prior to the Distribution, sales to Pitney Bowes of Canada were primarily accounted for as intercompany transfers. We expect to maintain a reseller arrangement with Pitney Bowes of Canada, however, we are unable to predict the future level of sales to Pitney Bowes of Canada. We believe it is useful to analyze sales excluding sales to Pitney Bowes of Canada in order to better evaluate the effectiveness of our direct sales and marketing initiatives and our pricing policies.

     The following table shows our revenue by geographic segment for the periods indicated.


Dollars in millions                             YEAR ENDED DECEMBER 31,
                                            2003          2002         2001
                                        ------------  -----------  ------------
United States                              $  602        $  608      $  606
United Kingdom                                 20            22          20
                                        ------------  -----------  ------------
   Total revenue                           $  622        $  630      $  626
                                        ============  ===========  ============


     The following table shows our revenue and growth rates by revenue type and product line for the periods indicated.


Dollars in millions                                          YEAR ENDED DECEMBER 31,
                                               2003                    2002                    2001
                                     ----------------------   ---------------------   ------------------------
                                                    GROWTH                  GROWTH                   GROWTH
                                       REVENUE       RATE       REVENUE      RATE       REVENUE       RATE
                                    -------------  --------   ------------  -------   ------------  --------
Sales
  Copier/MFP products                 $      224        8%     $      207      4%      $      199        (2%)
  Facsimile products                          92      (15%)           108     (1%)            109       (10%)
                                    -------------             ------------            ------------
  Total sales                                316       -              315      2%             308        (5%)

Rentals
  Copier/MFP products                        101        7%             94      7%              88         9%
  Facsimile products                         121      (12%)           138     (8%)            149        (1%)
                                    -------------             ------------            ------------
  Total rentals                              222       (4%)           232     (2%)            237         2%

Support services
  Copier/MFP products                         76        4%             74      3%              72        (8%)
  Facsimile products                           8      (16%)             9      2%               9        (2%)
                                    -------------             ------------            ------------
  Total support services                      84        1%             83      3%              81        (7%)

                                    -------------             ------------            ------------
  Total revenue                       $      622       (1%)    $      630      1%      $      626        (3%)
                                    =============             ============            ============

RESULTS OF OPERATIONS

     The following table shows our statement of operations data, expressed as a percentage of total revenue, for the periods indicated. The table also shows cost of sales as a percentage of sales revenue, cost of rentals as a percentage of rental revenue and our effective income tax rate.

                                                                 AS A % OF TOTAL REVENUE, EXCEPT AS NOTED
                                                                         YEAR ENDED DECEMBER 31,
                                                                  2003              2002            2001
                                                               ----------        ----------      -----------
Equipment sales                                                     27%              25%             25%
Supplies sales                                                      24%              25%             24%
                                                               ----------        ----------      -----------
     Total sales                                                    51%              50%             49%
Equipment rentals                                                   36%              37%             38%
Support services                                                    13%              13%             13%
                                                               ----------        ----------      -----------
     Total revenue                                                 100%             100%            100%

Cost of sales                                                       31%              32%             31%
Cost of rentals                                                     12%              13%             15%
Selling, service and administrative expenses                        50%              50%             49%
                                                               ----------        ----------      -----------
     Operating income                                                7%               5%              5%

Interest expense                                                     1%               1%              2%
                                                               ----------        ----------      -----------
     Income before income taxes                                      6%               4%              3%
Provision for income taxes                                           3%               2%              1%
                                                               ----------        ----------      -----------
     Net income                                                      3%               2%              2%
                                                               ==========        ==========      ===========

Cost of sales as a percentage of sales revenue                    61.0%            63.0%           63.7%
                                                               ==========        ==========      ===========
Cost of rentals as a percentage of rental revenue                 32.5%            36.2%           38.8%
                                                               ==========        ==========      ===========
Effective tax rate                                                43.1%            39.9%           40.1%
                                                               ==========        ==========      ===========


     We consider revenue from equipment rentals, supplies sales and support services to be recurring because they typically are derived from equipment rentals subject to multi-year contracts and from supplies sales and support services, which are a natural consequence of the use of our installed base of equipment. Although the initial term of our rental contracts are generally three years, they typically provide a continuing stream of revenue resulting from automatic renewal options or new rental contracts for replacement equipment. Historically, our recurring revenue has consistently been in the range of approximately 73% - 75% of total revenue. However, we cannot provide any assurance that our recurring revenue will continue at these rates. We believe this information is useful because it indicates our ability to generate a consistent revenue base.

YEARS ENDED DECEMBER 31, 2003 AND DECEMBER 31, 2002

     Revenue. In 2003, total revenue of $622 million declined 1% from the prior year total revenue of $630 million, primarily reflecting lower rental revenue, partially offset by higher support services revenue.

     Equipment and supplies sales revenue of $316 million increased slightly in 2003 from $315 million in 2002. Copier/MFP sales revenue increased 8% resulting from increased placements in our mid-market digital black and white and color copiers/MFPs as well as higher supplies sales. Facsimile sales revenue declined 15% due to lower equipment and supplies sales resulting from the anticipated lower industry-wide facsimile usage.

     Equipment rental revenue of $222 million declined 4% in 2003 from $232 million in 2002, reflecting the continued expected decline in facsimile rental revenues, partially offset by an increase in copier/MFP rental revenues. Rental revenue derived from our copier/MFP product line increased 7% reflecting increases in page volumes and new placements in our mid-level digital black and white and color product categories as well as growth in the overall installed rental population resulting from a continuing copier/MFP marketing focus on national accounts, which prefer a rental placement strategy similar to that of our historic facsimile product placement strategy. Rental revenue from our facsimile product line declined 12% versus the prior year reflecting a lower installed base and lower pricing on new placements and renewals compared to expiring contracts.

     Support services revenue, primarily derived from stand-alone service contracts, increased 1% to $84 million in 2003 from $83 million in 2002, reflecting a product mix shift toward higher-end copiers/MFPs, offset by lower facsimile service revenue due to lower pricing.

     Cost of sales. Cost of sales was $193 million in 2003 compared with $198 million in 2002 and as a percentage of sales revenue declined to 61.0% in 2003 from 63.0% in 2002. This decline was due to lower obsolete inventory provisions, the impact of our disciplined focus on improving profit margins and lower product cost, partially offset by an increase in the mix of copier/MFP product sales, which have a higher cost of sales percentage than facsimile sales. The provision to write our inventory down to net realizable value declined $8 million to $7 million in 2003 from $15 million in 2002.

     Cost of rentals. Cost of rentals was $72 million in 2003 compared with $84 million in 2002 and as a percentage of rental revenue declined to 32.5% in 2003 from 36.2% in 2002. This decline resulted from product cost improvements coupled with the impact of our disciplined focus on improving profit margins, partially offset by an increase in the mix of copier/MFP product rentals, which have a higher cost as a percentage of rental revenue than facsimile machines.

     Selling, service and administrative expenses. Selling, service and administrative expenses of $313 million were 50.3% of total revenue in 2003 compared with $312 million or 49.5% of total revenue in 2002. Selling, service and administrative expenses increased slightly over the prior year primarily resulting from higher information technology and associated administrative expenses related to maintaining legacy systems while incurring costs relating to our enterprise resource planning ("ERP") project, partially offset by lower employee compensation and benefit expenses and lower advertising.

     Purchasing and receiving costs, inspection costs, warehousing costs and other distribution costs are included in selling, service and administrative costs because no meaningful allocation of these expenses to cost of sales or cost of rentals is practicable. These costs amounted to $17 million and $16 million for the years ended December 31, 2003 and 2002, respectively.

     Field sales and service operating expenses are included in selling, service and administrative expenses because no meaningful allocation of these expenses to cost of sales, cost of rentals or cost of support services is practicable.

     Interest expense. Interest expense was $8 million in 2003 and 2002. Interest expense in 2003 included a loss of $2.8 million resulting from the reclassification from accumulated other comprehensive loss related to the disposition of our two interest rate swap agreements. Interest expense for 2002 included a loss of $0.4 million resulting from the prepayment of $8 million of the Term Loan and associated unwinding of a portion of one of the interest rate swap agreements. Excluding the impact of these losses, interest expense decreased as a result of lower debt levels coupled with lower interest rates. The weighted average interest rate was 5.8% for 2003 versus 7.1% for 2002. As of December 31, 2003 we had no interest rate swap agreements outstanding.

     Effective tax rate. Our effective tax rate was 43.1 % in 2003 compared with 39.9% in 2002 due to an increase in state and local income taxes, a change in the estimate of the deductibility for tax purposes of certain expenses, and a foreign deemed dividend net of foreign tax credits. Our future effective tax rate will depend on our structure and tax strategies as well as any future jurisdictional rate changes and could vary from our historical effective tax rates.

YEARS ENDED DECEMBER 31, 2002 AND DECEMBER 31, 2001

     Revenue. In 2002, total revenue of $630 million increased 1% over the prior year total revenue of $626 million, reflecting higher sales and support services revenue, partially offset by lower rental revenue. Revenue attributable to sales to Pitney Bowes of Canada pursuant to the reseller agreement that became effective upon the Distribution amounted to $28 million. Prior to the Distribution, sales to Pitney Bowes of Canada were primarily accounted for as intercompany transfers. Excluding the impact of sales to Pitney Bowes of Canada, revenue declined 3% versus 2001. We believe the revenue comparison excluding sales to Pitney Bowes of Canada eliminates any changes in revenue resulting from the different accounting treatment of sales to Pitney Bowes of Canada in 2002 and reflects a more meaningful comparison of our revenue performance.

     Equipment and supplies sales revenue of $315 million increased 2% in 2002 from $308 million in 2001. Excluding the impact of sales to Pitney Bowes of Canada, sales revenue declined 5% compared with the prior year. Copier/MFP sales revenue excluding Pitney Bowes of Canada declined 2% resulting from the continued implementation of our strategy to shift the marketing focus of our copier product line from sales to rentals. Facsimile sales revenue excluding Pitney Bowes of Canada declined 10% due to lower equipment and supplies sales resulting from lower facsimile equipment usage in the U.S. marketplace.

     Equipment rental revenue of $232 million decreased 2% in 2002 from $237 million in 2001, reflecting a decline in facsimile rental revenue partially offset by an increase in copier rental revenue resulting from a continuing copier marketing focus on national accounts, which prefer a rental placement strategy. Rental revenue derived from our copier product line increased 7% reflecting growth in the overall installed rental population as well as the impact of increased placements of our high-end copiers and MFPs. Rental revenue from our facsimile product line decreased 8% versus the prior year resulting from lower pricing and a lower installed base.

     Support services revenue, primarily derived from stand-alone service contracts, increased 3% to $83 million in 2002 from $81 million in 2001, reflecting the combination of higher contract pricing associated with the increased placement of high-end digital copier/MFP products in the United States and increased facsimile placements in the United Kingdom.

     Cost of sales. Cost of sales was $198 million in 2002 compared with $197 million in 2001 and as a percentage of sales revenue declined to 63.0% in 2002 from 64.4% in 2001. This decline resulted from lower product costs and lower provision for obsolete inventory, partially offset by the impact of equipment sales to Pitney Bowes of Canada under the reseller agreement and an increase in the mix of copier equipment and MFPs, which have a higher cost of sales percentage than facsimile sales. The provision to write our inventory down to net realizable value declined $6 million to $15 million in 2002 from $21 million in 2001.

     Cost of rentals. Cost of rentals was $84 million in 2002 compared with $92 million in 2001 and as a percentage of rental revenue declined to 36.2% in 2002 from 38.8% in 2001. This decline resulted from the impact of our disciplined focus on improving profit margins coupled with product cost improvements, partially offset by an increase in the mix of copier and multifunctional product rentals which have a higher cost as a percentage of rental revenue than facsimile machines.

     Selling, service and administrative expenses. Selling, service and administrative expenses of $312 million were 50% of total revenue in 2002 compared with $306 million or 49% of total revenue in 2001. Selling, service and administrative expenses increased 2% over the prior year resulting from increased finance and administration costs associated with becoming an independent public company and advertising expenditures associated with our brand awareness campaign, partially offset by the impact of fewer employees and lower bad debt write-offs.

     Purchasing and receiving costs, inspection costs, warehousing costs and other distribution costs are included in selling, service and administrative costs because no meaningful allocation of these expenses to cost of sales or cost of rentals is practicable. These costs amounted to $16 million for each of the years ended December 31, 2002 and 2001.

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

EXPANSION OF SALES AND SERVICE CAPABILITIES

     During 2003, we acquired substantially all of the assets and business of one independent dealer of copier and multifunctional equipment and related support services and during 2001, we acquired substantially all of the assets and business of one independent dealer of copier and multifunctional equipment and related support services, to expand our geographic sales and service capabilities. These acquisitions, individually or in the aggregate, were not significant to our financial position or results of operations. These acquisitions were accounted for using the purchase method of accounting. The purchase price, including direct costs of the acquisitions, was allocated to acquired assets and assumed liabilities. The excess of the purchase price over the net tangible assets acquired was recorded as goodwill. The operating results of these acquisitions are included in our financial statements from the dates of the respective acquisitions.

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

     The Credit Agreement contains financial covenants that require the maintenance of minimum earnings before interest, taxes, depreciation and amortization ("EBITDA") and a maximum leverage ratio (total debt to EBITDA), as well as other covenants, which, among other things, place limits on dividend payments and capital expenditures. The Credit Agreement allowed us to originally repurchase up to $20 million of our stock and to make acquisitions up to an aggregate consideration of $30 million. At December 31, 2003 and 2002, we were in compliance with all of the financial covenants.

     Originally, amounts borrowed under the Revolving Credit Facility bore interest at variable rates based, at our option, on either the LIBOR rate plus a margin of from 2.25% to 3.00%, depending on our leverage ratio, or the Fleet Bank base lending rate plus a margin of from 1.25% to 2.00%, depending on our leverage ratio. Amounts borrowed under the Term Loan bore interest at variable rates based, at our option, on either the LIBOR rate plus a margin of 3.50% or 3.75%, depending on our leverage ratio, or the Fleet Bank base lending rate plus a margin of 2.50% or 2.75%, depending on our leverage ratio. A commitment fee of from 0.375% to 0.500% on the average daily unused portion of the Revolving Credit Facility was payable quarterly, in arrears, depending on our leverage ratio.

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

     At December 31, 2003, $63 million of borrowings were outstanding under the Credit Agreement, consisting of $10 million of borrowings under the Revolving Credit Facility and $53 million of borrowings under the Term Loan, and the borrowing base amounted to approximately $123 million. As of February 27, 2004, $78 million of borrowings were outstanding under the Credit Agreement, consisting of $25 million of borrowings under the Revolving Credit Facility and $53 million of borrowings under the Term Loan and the borrowing base amounted to approximately $123 million. Approximately $84 million of the Revolving Credit Facility was available for borrowing at December 31, 2003 and approximately $69 million of the Revolving Credit Facility was available for borrowing at February 27, 2004. The Term Loan is payable in 12 consecutive equal quarterly installments of $0.1 million due March 31, 2004 through December 31, 2006, three consecutive equal quarterly installments of $12.9 million due March 31, 2007 through September 30, 2007 and a final payment of $12.9 million due at maturity.

     At December 31, 2003, one irrevocable standby letter of credit in the amount of $0.9 million was outstanding as security for our casualty insurance program. There were no letters of credit outstanding at December 31, 2002 and 2001.

     The ratio of current assets to current liabilities increased to 2.7 to 1 at December 31, 2003 compared to 2.6 to 1 at December 31, 2002 due to an increase in accounts receivable and a reduction in advance billings, partially offset by decreases in cash and inventories and an increase in accounts payable. At December 31, 2003, our total debt as a percentage of total capitalization declined to 19.2% from 21.9% at December 31, 2002 due to debt repayments.

     In October 2003, we began the implementation of Phase II of our ERP system, consisting of order management, order fulfillment, billing, cash collection, service management and sales compensation. As a result of this implementation, we have experienced, as expected, certain temporary processing inefficiencies, which have resulted in a short-term increase in our working capital requirements, particularly accounts receivable, due to the standardization of our billing practices and schedules across all product lines and the initial temporary suspension in invoicing our customers during the conversion to our new ERP system. We believe that the increase in accounts receivable is temporary and that we will collect substantially all of the amounts billed to customers that were temporarily suspended. However, if collection losses related to these amounts are significantly higher than our historical experience, we would recognize an increase in our provision for bad debt in the near future. In addition, certain of the temporary processing inefficiencies have resulted in delays in certain product shipments, service responsiveness and potential inaccuracies in calculated sales compensation. These issues, coupled with certain revisions to our billing practices, could have a negative impact on customer service and satisfaction, which could result in a potential loss of business. We are now engaged in a period of stabilization and clean up, as is typical of a large ERP implementation and we anticipate this transition will be completed during 2004. Although no assurance can be given that these efforts will be successful in the time periods expected, other than the temporary increase in working capital requirements, we do not anticipate that these issues will have a material adverse effect on our financial position, results of operations or future cash flows.

     Our cash flows from operations, together with borrowings under the Credit Agreement, are expected to adequately finance our ordinary operating cash requirements and capital expenditures for the foreseeable future. We expect to fund further expansion and long-term growth primarily with cash flows from operations, together with borrowings under the Credit Agreement and possible future sales of additional equity or debt securities.

     Net cash provided by operating activities was $83 million, $158 million and $148 million for the years ended December 31, 2003, 2002 and 2001, respectively. Net income was $20 million, $16 million and $13 million in 2003, 2002 and 2001, respectively. Non-cash charges for depreciation and amortization and provisions for bad debt and inventory obsolescence in the aggregate provided cash of $89 million, $102 million and $116 million for 2003, 2002 and 2001, respectively. The provision for bad debt of $12 million in 2001 reflected an increase in the rate of delinquencies. In 2003, the provision to write down excess and obsolete inventory amounted to $7 million. In 2002 and 2001 the provision to write down excess and obsolete inventory amounted to $15 million and $21 million, respectively, to recognize the impact of the continuing market shift from analog to digital equipment on the market value of our inventory. Changes in the principal components of working capital required cash of $30 million in 2003 and provided cash of $38 million and $21 million in 2002 and 2001, respectively. Cash used to satisfy the

$30 million increase in our working capital requirements in 2003 included an increase in accounts receivable of $29 million resulting from the planned temporary suspension of invoicing our customers during the conversion to a new invoicing system associated with the implementation of our ERP system, a decrease in inventories of $12 million resulting from reduced inventory levels and a reduction in advance billings of $11 million related to the rescheduling of our facsimile product line billings to coincide with our copier/MFP billings associated with our ERP implementation. Of the $38 million of cash provided by working capital changes in 2002, approximately $17 million was due to improved collection results. In addition, approximately $18 million resulted from the accrual in our accounts of costs that had been included in amounts due to Pitney Bowes prior to the Distribution and included $7 million in income taxes, $5 million in employee medical and benefit costs and $6 million of higher accrual levels for administrative costs associated with becoming an independent public company. In addition, approximately $3 million of the increase in accounts payable and accrued liabilities in 2002 resulted from costs associated with the ERP project.

     We used $55 million, $67 million and $85 million in investing activities for the years ended December 31, 2003, 2002 and 2001, respectively. Investment in rental equipment assets totaled $35 million, $48 million and $66 million in 2003, 2002 and 2001, respectively. The lower level of rental equipment expenditures in 2003 and 2002 results from product cost improvements and a reduction in new facsimile rental equipment placements resulting from expected continuing lower demand. Capital expenditures for property, plant and equipment were $16 million, $19 million and $18 million in 2003, 2002 and 2001, respectively, of which the investment in our ERP system accounted for $9 million, $10 million and $7 million, respectively. In 2003 and 2001, we acquired independent dealers to expand our sales and service capabilities as described above under "Expansion of Sales and Service Capabilities."

     Cash used in financing activities was $36 million, $79 million and $47 million for the years ended December 31, 2003, 2002 and 2001, respectively. Cash used in financing activities in 2003 reflects repayments under the Term Loan of $21 million partially offset by net borrowings under the Revolving Credit Facility of $10 million. Cash used in financing activities in 2002 reflects repayments of $17 million under the Revolving Credit Facility and $26 million under the Term Loan. In 2001, cash used in financing activities reflects advances to Pitney Bowes offset by increases in amounts due to Pitney Bowes for corporate allocations and other intercompany charges, as well as borrowings of $100 million under the Term Loan and net borrowings of $17 million under the Revolving Credit Facility. In 2001, we used borrowings under the Term Loan and Revolving Credit Facility to repay amounts due to Pitney Bowes and to pay a dividend to Pitney Bowes. Cash used in financing activities in 2003 and 2002 reflects the repurchase of 1.3 million shares of our stock at a cost of $28 million and 1.9 million shares at a cost of $37 million, respectively. In March 2002, the Board of Directors approved a $30 million stock buy-back program. In October 2002, the Board of Directors authorized the repurchase of an additional $28 million of our stock, raising the total authorization to $58 million. In July 2003, the Board of Directors authorized the repurchase of an additional $20 million of our stock, raising the total authorization to $78 million and, as of December 31, 2003, we have accumulated approximately 3.2 million shares of treasury stock at a cost of approximately $65 million. Currently, we intend to continue repurchasing our stock.

     The following table depicts our future payments under material contractual obligations as of December 31, 2003:

DOLLARS IN MILLIONS                                                    PAYMENTS DUE BY PERIOD
                                               ----------------------------------------------------------------------
                                                                LESS THAN        1 - 3          4 - 5        AFTER 5
                                                   TOTAL          1 YEAR         YEARS          YEARS         YEARS
                                               -----------      ---------      ----------     ----------    ----------

Long-term debt                                  $      63       $      1        $    62        $     -       $     -
Operating leases                                       37             11             22              4             -


     Long-term debt payments are related to the Credit Agreement. Payments under operating leases relate to the lease and sub-lease of properties including sales and service offices under long-term lease agreements with initial terms extending from two to fifteen years as described in "Properties" located in Part I, Item 2 of this 2003 Annual Report on Form 10-K.

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

     We estimate that we will spend approximately $12 million during the first half of 2004 to continue to enhance our information systems infrastructure and implement our ERP system.

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

     We and Pitney Bowes entered into a tax separation agreement, which governs our and Pitney Bowes' respective rights, responsibilities and obligations after the Distribution with respect to taxes for the periods ending on or before the Distribution. In addition, the tax separation agreement generally obligated us not to enter into any transaction that would adversely affect the tax-free nature of the Distribution for the two-year period following the Distribution, and obligates us to indemnify Pitney Bowes and affiliates to the extent that any action we take or fail to take gives rise to a tax liability with respect to the Distribution.

     In each of these circumstances, payment by us is contingent on Pitney Bowes making a claim. As such, it is not possible to predict the maximum potential future payments under these agreements. As of December 31, 2003, we had not paid any material amounts to Pitney Bowes pursuant to the above indemnifications. However, we have paid amounts to defend and resolve claims and litigation related to our business that we assumed as part of the Spin-off. We believe that if we were to incur a loss in any of these matters, such loss would not have a material effect on our financial position, results of operations or cash flows.

RISK FACTORS THAT COULD CAUSE RESULTS TO VARY

     Risk factors relating to our business

     The document imaging and management industry is undergoing an evolution in product offerings, moving toward the use of networked, digital and color technology in a multifunctional office environment. Our continued success will depend to a great extent on our ability to respond to this rapidly changing environment by developing new options and document imaging solutions for our customers.

     The proliferation of e-mail, multifunctional products and other technologies in the workplace has led to a reduction in the use of traditional copiers and facsimile machines. We must be able to continue to obtain products with the appropriate technological advancements in order to remain successful. We cannot anticipate whether other technological advancements will substantially minimize the need for our products in the future. Many of our rental customers have contract provisions allowing for technology and product upgrades during the term of their contract. If we have priced these upgrades improperly, this may have an adverse effect on our profitability and future business. If many of our customers exercise their contractual rights to upgrade to digital equipment, we may experience returns of a large number of analog machines and a subsequent loss of book value on these machines.

     The document imaging solutions industry is very competitive; we may be unable to compete favorably, causing us to lose sales to our competitors, many of whom are substantially larger and possess greater financial resources. Our future success depends, in part, on our ability to deliver enhanced products, service packages and business processes such as e-commerce capabilities, while also offering competitive price levels.

     We rely on outside suppliers to manufacture the products that we distribute, many of whom are located in the Far East. In addition, our primary suppliers sell products in competition with us, either directly or through dealer channels. Three manufacturers supply a significant portion of our new copier and multifunctional equipment. If these manufacturers discontinue their products or are unable to deliver us products in the future or if political changes, economic disruptions or natural disasters occur where their production facilities are located, we will be forced to identify an alternative supplier or suppliers for the affected product. In addition, although we have worked with our suppliers and freight forwarders to mitigate the potential impacts of an outbreak of infectious disease affecting our supply chain, should our manufacturers become affected by epidemics of infectious diseases, including outbreaks such as severe acute respiratory syndrome, we could be forced to identify an alternative supplier or suppliers for the affected product. Although we are confident that we can identify alternate sources of supply, we may not be successful in doing so. Even if we are successful, the replacement product may be more expensive or may lack certain features of the discontinued product and we may experience some delay in obtaining the product. Other events that disrupt the shipment to or receipt of ocean freight at U.S. ports, such as labor unrest, war or terrorist activity could delay, prevent or add substantial cost to our receipt of such products. Any of these events would cause disruption to our customers and could have an adverse effect on our business.

     We have a geographic dispersion of business and assets located across the United States comprised of our sales, service and distribution facilities. Changes in international, national or political conditions, including terrorist attacks could impact the sales, service and distribution of our products to our customers and could have an adverse effect on our business.

     Inflation

     Inflation, although moderate in recent years, continues to affect worldwide economies and the ways companies operate. Although the cost of copier, facsimile and multifunctional equipment has been declining for the last two years, inflation increases labor costs and operating expenses and may, in the future, raise costs associated with replacement of fixed assets such as rental equipment. Industry-wide pricing pressures have negatively impacted our profit margins, but we have generally been able to partially offset declining profit margins through productivity and efficiency improvements and control of operating expense levels.

     Foreign currency

     A portion of our international business is transacted in local currency. In 2003 and 2002, approximately 20% of our total product purchases, based on costs, were denominated in yen and in 2001, approximately 68% of our total product purchases, based on costs, were denominated in yen. Our margins were negatively impacted in 2003 and 2002 because the strong Japanese yen resulted in higher product costs on yen denominated purchases from our Japanese vendors. Our margins were positively impacted in 2001 as the weak Japanese yen resulted in lower product costs on yen denominated purchases from our Japanese vendors. In 2003 and 2002, the value of the yen increased approximately 9% and 8% against the U.S. dollar, respectively, while in 2001, the value of the yen declined approximately 12% against the U.S. dollar. The majority of our remaining product purchases are denominated in U.S. dollars and are produced by Japanese suppliers in manufacturing facilities located in China. Currently, the exchange rate of the Chinese renminbi and the U.S. dollar is fixed. If the Chinese government were to revalue the Chinese renminbi and the nominal value of the renminbi rises, the resultant impact on the exchange rate of the Chinese renminbi and the U.S. dollar could have a negative impact on our product cost. We do not currently utilize any form of derivative financial instruments to manage our exchange rate risk. We manage our foreign exchange risk by attempting to pass through to our customers any cost increases related to foreign currency exchange. However, no assurance can be given that we will be successful in passing cost increases through to our customers in the future.

     Risk factors relating to separating our company from Pitney Bowes

     Prior to the Distribution, our business was operated by Pitney Bowes as a division of its broader corporate organization, rather than as a separate stand-alone entity. Pitney Bowes assisted us by providing corporate functions such as legal, tax and information technology functions. Pitney Bowes has no further obligation to provide assistance to us.

     In October 2003, we began the implementation of Phase II of our ERP system, consisting of order management, order fulfillment, billing, cash collection, service management and sales compensation, which replaced the information technology services provided by Pitney Bowes under the transition services agreement. As a result of this implementation, we have experienced, as expected, certain temporary processing inefficiencies, which have resulted in a short-term increase in our working capital requirements, particularly accounts receivable, due to the standardization of our billing practices and schedules across all product lines and the initial temporary suspension in invoicing our customers during the conversion to our new ERP system. We believe that the increase in accounts receivable is temporary and that we will collect substantially all of the amounts billed to customers that were temporarily suspended. However, if collection losses related to these amounts are significantly higher than our historical experience, we would recognize an increase in our provision for bad debt in the near future. In addition, certain of the temporary processing inefficiencies have resulted in delays in certain product shipments, service responsiveness and potential inaccuracies in calculated sales compensation. These issues, coupled with certain revisions to our billing practices, could have a negative impact on customer service and satisfaction, which could result in a potential loss of business. We are now engaged in a period of stabilization and clean up, as is typical of a large ERP implementation and we anticipate this transition will be completed during 2004. Although no assurance can be given that these efforts will be successful in the time periods expected, other than the temporary increase in working capital requirements, we do not anticipate that these issues will have a material adverse effect on our financial position, results of operations or future cash flows.

     Pitney Bowes has been and is expected to continue to be a significant customer. Revenues from Pitney Bowes, exclusive of equipment sales to PBCC for lease to the end user, accounted for approximately 9% of our total revenue in both 2003 and 2002 and 4% of our total revenue in 2001. However, no assurance can be given that Pitney Bowes will continue to purchase our products and services.

     In connection with the Distribution, Imagistics and Pitney Bowes entered into a non-exclusive intellectual property agreement that allowed us to operate under the "Pitney Bowes" brand name for a term of up to two years after the Distribution. In

2002, we began introducing new products under the "Imagistics" brand name and we initiated a major brand awareness advertising campaign to establish our new brand name. Effective December 2003, we are no longer using the Pitney Bowes brand name and all new products are introduced under the Imagistics brand name. Brand name recognition is an important part of our overall business strategy and we cannot assure you that customers will maintain the same level of interest in our products now that we can no longer use the Pitney Bowes brand name.

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

     In connection with the Distribution, liabilities were transferred to us for matters where Pitney Bowes was a plaintiff or a defendant in lawsuits, relating to our business or products. We have not recorded liabilities for loss contingencies since the ultimate resolutions of the legal matters cannot be determined and a minimum cost or amount of loss cannot be reasonably estimated. In our opinion, none of these proceedings, individually or in the aggregate, would have a material adverse effect on our consolidated financial position, results of operations or cash flows.

ENVIRONMENTAL MATTERS

     We are subject to Federal, state and local laws intended to protect the environment. We believe that, as a general matter, our policies, practices and procedures are properly designed to reasonably prevent the risk of environmental damage and financial liability to our Company.

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

     In November 2002, the FASB Emerging Issues Task Force reached a consensus on issue No. 00-21 "Accounting for Revenue Arrangements with Multiple Deliverables" ("EITF 00-21"). EITF 00-21 applies to certain contractually binding arrangements under which a company performs multiple revenue generating activities and requires that all companies account for each element within an arrangement with multiple deliverables as separate units of accounting if (a) the delivered item has value to the customer on a stand-alone basis, (b) there is objective and reliable evidence of fair value of the undelivered element and
(c) the amount of the total arrangement consideration is fixed or determinable. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF 00-21 did not have a material impact on our financial position, results of operations or cash flows.

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

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Information concerning market risk is set forth under the headings "Liquidity and Capital Resources" and "Risk Factors That Could Cause Results to Vary" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 herein.

INTEREST RATE RISK

     We have certain exposures to market risk related to changes in interest rates. Historically, we used interest rate swap agreements to manage our risk related to interest payments on our debt instruments and to hedge the exposure to variability in future cash flows. During the third quarter of 2003, we disposed of our interest rate swap agreements and currently do not utilize any form of derivative financial instruments to manage our interest rate risk.

FOREIGN CURRENCY EXCHANGE RISK

     We do not currently utilize any form of derivative financial instruments to manage our exchange rate risk. We manage our foreign exchange risk by attempting to pass through to our customers any cost increases related to foreign currency exchange. In addition, we are exposed to foreign exchange rate fluctuations with respect to the British Pound as the financial results of our U.K. subsidiary are translated into U.S. dollars for consolidation. The effect of foreign exchange rate fluctuation for the year ended December 31, 2003 was not material.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                          INDEX TO FINANCIAL STATEMENTS


                                                                            PAGE
                                                                            ----

Report of Independent Auditors..............................................  32
Consolidated Statements of Operations for the years ended December 31,
 2003, 2002 and 2001........................................................  33
Consolidated Balance Sheets as of December 31, 2003 and 2002................  34
Consolidated Statement of Changes in Stockholders' Equity and Comprehensive
 Income (Loss) for the years ended December 31, 2003, 2002, and 2001........  35
Consolidated Statements of Cash Flows for the years ended December 31,
 2003, 2002 and 2001........................................................  36
Notes to Consolidated Financial Statements..................................  37

                         REPORT OF INDEPENDENT AUDITORS

TO THE STOCKHOLDERS AND BOARD OF DIRECTORS OF IMAGISTICS INTERNATIONAL INC.

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in stockholders' equity and comprehensive income (loss) and of cash flows present fairly, in all material respects, the financial position of Imagistics International Inc. and its subsidiary (the "Company") at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As discussed in Note 3 to the Consolidated Financial Statements, the Company adopted Financial Accounting Standards Board Statement No 142, "Goodwill and Other Intangible Assets."


/s/ PricewaterhouseCoopers LLP
Stamford, Connecticut
February 19, 2004

                          IMAGISTICS INTERNATIONAL INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                               YEAR ENDED DECEMBER 31,
                                          2003           2002         2001
                                    -------------  -------------  -------------
Revenue:
     Sales                           $   316,002    $   314,899    $   307,929
     Rentals                             222,183        232,228        237,449
     Support services                     84,011         82,803         80,698
                                    -------------  -------------  -------------
Total revenue                            622,196        629,930        626,076
     Cost of sales                       192,772        198,437        197,300
     Cost of rentals                      72,254         84,114         92,191
     Selling, service and
      administrative expenses            312,759        311,924        305,799
                                    -------------  -------------  -------------
Operating income                          44,411         35,455         30,786
     Interest expense                      8,437          8,106          9,825
                                    -------------  -------------  -------------
Income before income taxes                35,974         27,349         20,961
     Provision for income taxes           15,515         10,906          8,402
                                    -------------  -------------  -------------
Net income                           $    20,459    $    16,443    $    12,559
                                    =============  =============  =============



Earnings per share:
     Basic                           $      1.22    $      0.88    $      0.65
                                    =============  =============  =============
     Diluted                         $      1.19    $      0.86    $      0.65
                                    =============  =============  =============

Shares used in computing
 earnings per share:
     Basic                            16,710,686     18,631,895     19,463,007
                                    =============  =============  =============
     Diluted                          17,230,261     19,134,158     19,479,899
                                    =============  =============  =============








                 See Notes to Consolidated Financial Statements

                          IMAGISTICS INTERNATIONAL INC.

                           CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                          DECEMBER 31,
                                                                                      2003           2002
                                                                                  ------------   ------------
ASSETS
Current assets:
     Cash                                                                          $   22,938     $   31,325
     Accounts receivable, less allowances of $10,575 and $5,792 at
       December 31, 2003 and 2002, respectively                                       107,690         84,142
     Accrued billings                                                                  20,862         22,457
     Inventories                                                                       86,134        100,538
     Current deferred taxes on income                                                  24,191         20,518
     Other current assets and prepaid expenses                                          4,806          5,173
                                                                                  ------------   ------------
       Total current assets                                                           266,621        264,153
Property, plant and equipment, net                                                     53,204         43,812
Rental equipment, net                                                                  67,179         93,897
Goodwill, net                                                                          55,447         52,600
Other assets                                                                            4,281          6,776
                                                                                  ------------   ------------
       Total assets                                                                $  446,732     $  461,238
                                                                                  ============   ============
LIABILITIES AND EQUITY
Current liabilities:
     Current portion of long-term debt                                             $      545     $      749
     Accounts payable and accrued liabilities                                          79,291         73,922
     Advance billings                                                                  16,323         27,243
                                                                                  ------------   ------------
       Total current liabilities                                                       96,159        101,914
Long-term debt                                                                         62,903         73,399
Deferred taxes on income                                                               17,919         15,320
Other liabilities                                                                       2,350          6,358
                                                                                  ------------   ------------
       Total liabilities                                                              179,331        196,991
Commitments and contingencies (see Note 10)
Stockholders' equity:
     Preferred stock ($1.00 par value; 10,000,000 shares authorized, none issued)           -              -
     Common stock ($0.01 par value; 150,000,000 shares authorized, 19,871,061
       and 19,813,517 issued at December 31, 2003 and 2002, respectively)                 199            198
     Additional paid in capital                                                       295,176        294,370
     Retained earnings                                                                 34,981         14,522
     Treasury stock, at cost (3,096,878 and 1,936,760 shares at December 31, 2003 and 2002, respectively)
                                                                                      (62,783)       (36,549)
     Unearned compensation                                                             (1,934)        (3,217)
     Accumulated other comprehensive income (loss)                                      1,762         (5,077)
                                                                                  ------------   ------------
       Total stockholders' equity                                                     267,401        264,247
                                                                                  ------------   ------------
       Total liabilities and stockholders' equity                                  $  446,732     $  461,238
                                                                                  ============   ============



                 See Notes to Consolidated Financial Statements

                                                    IMAGISTICS INTERNATIONAL INC.

                     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
                                                       (DOLLARS IN THOUSANDS)

                                         ADDITIONAL                                                                     ACCUMULATED
                          COMMON STOCK      PAID    RETAINED   TREASURY STOCK                   OWNER'S                    OTHER
                      --------------------   IN     EARNINGS   ---------------     UNEARNED       NET    COMPREHENSIVE COMPREHENSIVE
                       SHARES   PAR VALUE  CAPITAL  (DEFICIT)  SHARES     COST   COMPENSATION  INVESTMENT    INCOME    INCOME (LOSS)
                       ------   ---------  -------  ---------  ------     ----   ------------  ----------    ------    -------------
BALANCE AT
 JANUARY 1, 2001          -         $ -    $   -    $   -         -     $   -     $   -        $ 312,751                  $ (2,723)
Net income                                           (1,921)                                      14,480     $  12,559

Net advances
 to Pitney Bowes                                                                                 (37,519)
Translation
 adjustment                                                                                                        70           70
Unrealized gain on
 cash flow hedges                                                                                                 301          301
Recapitalization
 upon Distribution   19,463,007       195   289,517                                             (289,712)
                     ---------------------------------------------------------------------------------------------------------------
BALANCE AT
 DECEMBER 31, 2001   19,463,007       195   289,517  (1,921)                                        -        $ 12,930       (2,352)
                                                                                                             =========

Net income                                           16,443                                                  $ 16,443
Translation
 adjustment                                                                                                     1,285        1,285
Unrealized loss
 on cash flow hedges                                                                                           (4,010)      (4,010)
Issuance of
 restricted stock
 under stock plans      347,000         3     4,823                                (4,826)
Exercise of stock
 options                  3,510                  30
Purchase of
 treasury stock                                               1,936,760  (36,549)
Amortization of
 unearned
 compensation                                                                       1,609
                     ---------------------------------------------------------------------------------------------------------------
BALANCE AT
 DECEMBER 31, 2002   19,813,517       198   294,370  14,522   1,936,760  (36,549)  (3,217)          -        $ 13,718       (5,077)
                                                                                                             =========

Net income                                           20,459                                                  $ 20,459
Translation
 adjustment                                                                                                     3,130        3,130
Reclassification
 of realized loss
 on cash flow hedges
 included in
 net income                                                                                                     3,709        3,709
Issuance of
 restricted stock
 under stock plans       12,700                 313                                  (375)
Exercise of stock
 options                 44,844         1       595
Issuance of stock
 under employee stock
 purchase plan                                 (102)           (109,782)   2,135
Purchase of
 treasury stock                                               1,269,900  (28,369)
Amortization of
 unearned
 compensation                                                                       1,658
                     ---------------------------------------------------------------------------------------------------------------
BALANCE AT
 DECEMBER 31, 2003   19,871,061     $ 199  $295,176 $34,981   3,096,878 $(62,783) $(1,934)     $    -        $ 27,298     $  1,762
                     ===============================================================================================================

                                           See Notes to Consolidated Financial Statements

                                                                 35

                          IMAGISTICS INTERNATIONAL INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                              YEAR ENDED DECEMBER 31,
                                                                     2003              2002             2001
                                                                -------------     -------------    -------------
Cash flows from operating activities:
     Net income                                                  $    20,459       $    16,443      $    12,559
     Adjustments to reconcile net income to net cash
       provided by operating activities:
       Depreciation and amortization                                  74,513            81,593           82,725
       Provision for bad debt                                          6,656             4,886           12,089
       Provision for inventory obsolescence                            7,491            15,153           20,956
       Deferred taxes on income                                         (923)              467            3,216
       Change in assets and liabilities, net of acquisitions:
           Accounts receivable                                       (29,474)           16,886           (2,818)
           Accrued billings                                            1,596              (981)          (3,335)
           Inventories                                                12,479             2,850            5,074
           Other current assets and prepaid expenses                     392            (1,198)          (2,186)
           Accounts payable and accrued liabilities                   (3,494)           22,819           24,946
           Advance billings                                          (11,132)           (2,133)            (404)
       Other, net                                                      4,479             1,666           (5,009)
                                                                -------------     -------------    -------------
           Net cash provided by operating activities                  83,042           158,451          147,813
Cash flows from investing activities:
     Expenditures for rental equipment assets                        (34,854)          (48,062)         (65,936)
     Expenditures for property, plant and equipment                  (16,100)          (18,537)         (18,411)
     Acquisitions, net of cash acquired                               (4,139)                -             (676)
                                                                -------------     -------------    -------------
           Net cash used in investing activities                     (55,093)          (66,599)         (85,023)
Cash flows from financing activities:
     Due to Pitney Bowes                                                   -                 -         (122,182)
     Advances to Pitney Bowes                                              -                 -          (37,519)
     Exercises of stock options, including purchases
       under employee stock purchase plan                              2,732                30                -
     Purchases of treasury stock                                     (28,369)          (36,549)               -
     (Repayments) borrowings under term loan                         (20,699)          (25,852)         100,000
     Net borrowings (repayments) under revolving credit facility      10,000           (17,000)          17,000
     Payments of financing fees
                                                                           -                 -           (4,345)
                                                                -------------     -------------    -------------
           Net cash used in financing activities                     (36,336)          (79,371)         (47,046)
                                                                -------------     -------------    -------------
(Decrease) increase in cash                                           (8,387)           12,481           15,744
Cash at beginning of period                                           31,325            18,844            3,100
                                                                -------------     -------------    -------------
Cash at end of period                                            $    22,938       $    31,325      $    18,844
                                                                =============     =============    =============




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

     On December 11, 2000, the board of directors of Pitney Bowes Inc. ("Pitney Bowes") initiated a plan to spin-off substantially all of its United States and United Kingdom office systems businesses to its stockholders as an independent publicly traded company. On December 3, 2001, Imagistics was spun off from Pitney Bowes pursuant to a contribution by Pitney Bowes of substantially all of its United States and United Kingdom office systems businesses to the Company and a distribution of the stock of the Company to stockholders of Pitney Bowes based on a distribution ratio of 1 share of Imagistics common stock for every
12.5 shares of Pitney Bowes common stock held at the close of business on November 19, 2001 (the "Distribution").

     The Company was incorporated in Delaware on February 28, 2001 as Pitney Bowes Office Systems, Inc., a wholly owned subsidiary of Pitney Bowes. On that date, 100 shares of the Company's common stock, par value $0.01 per share, were authorized, issued and outstanding. On October 12, 2001, the Company changed its name to Imagistics International Inc. At the Distribution, the Company's authorized capital stock consisted of 10,000,000 shares of preferred stock, par value $1.00 per share and 150,000,000 shares of common stock, par value $0.01 per share. The Company issued 19,463,007 shares of common stock in connection with the Distribution described above.

     Pitney Bowes has received tax rulings from the Internal Revenue Service stating that, subject to certain representations, the Distribution qualifies as tax-free to Pitney Bowes and its stockholders for United States federal income tax purposes.

Basis of presentation

     The consolidated financial statements as of and for the years ended December 31, 2003 and 2002 depict Imagistics' results as a stand-alone company. The consolidated financial statements as of and for the year ended December 31, 2001 include certain historical assets, liabilities and related operations of the United States and United Kingdom office systems businesses, which were contributed to the Company from Pitney Bowes prior to the Distribution. Accordingly, the consolidated financial statements prior to December 3, 2001 were derived from the financial statements and accounting records of Pitney Bowes using the historical results of operations and historical basis of assets and liabilities of the United States and United Kingdom office systems businesses. Prior to the formation of the Company, the office systems business was operated as a division of Pitney Bowes, and, as such, Pitney Bowes' investment in the Company is shown in lieu of stockholders' equity in the consolidated financial statements for periods prior to the Distribution. The Company began accumulating retained earnings on December 3, 2001, the date of the Distribution. Management believes the assumptions underlying the consolidated financial statements for the year ended December 31, 2001 are reasonable. However, the consolidated financial statements included herein may not necessarily reflect the Company's financial position, results of operations and cash flows in the future or what its financial position, results of operations and cash flows would have been prior to the Distribution had the Company operated as a stand-alone entity during those periods.

     The consolidated financial statements of the Company for the period through the Distribution include allocations of certain Pitney Bowes' corporate expenses. Corporate expense allocations have been primarily charged based on the ratio of the Company's costs and expenses to Pitney Bowes' costs and expenses. The Company's allocated expenses primarily include administrative expenses such as accounting services, real estate costs, customer service support in remote geographic areas and information technology and amounted to $24.8 million for the period from January 1, 2001 through the Distribution. The Company's management believes the amount of these services were a reasonable representation of the services provided or benefits received by the Company.

     Prior to the Distribution, the Company participated in Pitney Bowes' centralized cash management program, which was used to finance the Company's operations. Cash deposits from the Company were transferred to Pitney Bowes on a regular basis and

                          IMAGISTICS INTERNATIONAL INC.

were netted against the due to Pitney Bowes account. As a result, none of Pitney Bowes' cash, cash equivalents or debt at the corporate level had been allocated to the Company in the consolidated financial statements for periods prior to the Distribution. Cash in the consolidated financial statements during these periods represents amounts held locally by the Company's operations in remote geographic areas and funds unavailable for transfer to Pitney Bowes.

     The Company's consolidated financial statements for the period through the Distribution included interest expense allocated to the Company based on a relationship between the Company's net assets and Pitney Bowes' net assets. Interest expense allocated from Pitney Bowes totaled $8.5 million for the period from January 1, 2001 through the Distribution. The weighted average interest rate was 6.70% for the period from January 1, 2001 through the Distribution. The Company believes these were reasonable estimates of the cost of financing the Company's assets and operations in the past. However, the net asset balances used to calculate interest expense and the interest rates associated with obligations to Pitney Bowes are not necessarily representative of the levels the Company experiences as a stand-alone entity.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

     The consolidated financial statements include the accounts of the United States and United Kingdom operations of the Company. All significant transactions between the United States and the United Kingdom operations have been eliminated. Transactions between the Company and Pitney Bowes are included in these consolidated financial statements and not eliminated.

Use of estimates

     The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates include assessing the allocation of costs from Pitney Bowes, usage of equipment for rental assets billed in arrears, sales returns, usage adjustments and other allowances for equipment sales, equipment rentals and service contract billings, the collectibility of accounts receivable, the use and recoverability of inventory, the useful lives of tangible assets, the realization of deferred taxes and an evaluation of the potential impairment, if any, of goodwill and other long-lived assets, among others. The markets for the Company's products are characterized by intense competition, rapid technological development and pricing pressures, all of which could affect the future realizability of the Company's assets. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary. Actual results could differ from those estimates.

Revenue recognition

     Revenue on equipment and supplies sales is recognized when contractual obligations have been satisfied, title and risk of loss have been transferred to the customer and collection of the resulting receivable is reasonably assured. For copier/MFP equipment, the satisfaction of contractual obligations and the passing of title and risk of loss to the customer occur upon the installation of the equipment at the customer location. For facsimile equipment and facsimile supplies, the satisfaction of contractual obligations and the passing of title and risk of loss to the customer occur upon the delivery of the facsimile equipment and the facsimile supplies to the customer location. The Company records a provision for estimated sales returns and other allowances based upon historical experience.

     Rental contracts, which typically include supplies, are generally for an initial term of three years with automatic renewals unless the Company receives prior notice of cancellation. Under the terms of rental contracts, the Company bills its customers a flat periodic charge and/or a usage-based fee. Revenues related to these contracts are recognized each month as earned, either using the straight-line method or based upon usage, as applicable. The Company records a provision for estimated usage adjustments on rental contracts based upon historical experience.

     Support services contracts, which often include supplies, are generally for an initial term of one year with automatic renewals unless the Company receives prior notice of cancellation. Under the terms of support services contracts, the Company bills its customers either a flat periodic charge or a usage-based fee. Revenues related to these contracts are recognized each month as

                          IMAGISTICS INTERNATIONAL INC.

earned, either using the straight-line method or based upon usage, as applicable. The Company records a provision for estimated usage adjustments on service contracts based upon historical experience.

     Certain rental and support services contracts provide for invoicing in advance, generally quarterly. Revenue on contracts billed in advance is deferred and recognized as earned revenue over the billed period. Certain rental and support services contracts provide for invoicing in arrears, generally quarterly. Revenue on contracts billed in arrears is accrued based upon a flat periodic charge and/or estimated usage and recognized in the period in which it is earned.

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

Shipping and handling fees and costs

     The Company records shipping and handling costs as part of cost of sales, as these costs are generally absorbed by the Company. Any amounts billed to a customer for reimbursement of shipping and handling costs are included in revenue.

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

     Purchasing and receiving costs, inspection costs, warehousing costs and other distribution costs are included in selling, service and administrative costs because no meaningful allocation of these expenses to cost of sales or cost of rentals is practicable. These costs amounted to $17.1 million, $16.3 million and $15.9 million for the years ended December 31, 2003, 2002 and 2001, respectively.

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

                          IMAGISTICS INTERNATIONAL INC.

described in Note 4, the Company changed its method of accounting for the cost of inventory from the last-in, first-out ("LIFO") method to the FIFO method in 2001.

Fixed assets and depreciation

     Property, plant and equipment are stated at cost and depreciated principally using the straight-line method over appropriate periods, buildings at fifty years, machinery and equipment principally three to fifteen years and computers principally three to seven years. Major improvements that add to productive capacity or extend the life of an asset are capitalized while repairs and maintenance are charged to expense as incurred. Rental equipment is comprised of equipment on rent to customers and is depreciated using the straight-line method over the estimated useful life of the equipment. Copier equipment is depreciated over three years and facsimile equipment placed in service before October 1, 2003 is depreciated over five years. Facsimile equipment placed in service on or after October 1, 2003 is depreciated over three years.

Capitalized computer software costs

     The Company capitalizes certain costs of internally developed software. Capitalized internal costs include purchased materials and services and payroll and payroll related costs. Costs for general administration, overhead, maintenance and training, as well as the cost of software that does not add functionality to the existing system, are expensed as incurred. The capitalized cost of internally developed software is amortized on a straight-line basis over appropriate periods, principally three to seven years. The unamortized balance of internally developed software is included in fixed assets in the consolidated balance sheets.

Goodwill

     Effective January 1, 2002, the Company accounts for goodwill in accordance with Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets", which requires that goodwill and certain other intangible assets having indefinite lives no longer be amortized to earnings, but instead be tested for impairment annually as well as on an interim basis if events or changes in circumstances indicate that goodwill might be impaired. The Company performed its annual test for impairment as of October 1, 2003 using the discounted cash flow valuation method. There was no impairment to the value of the Company's recorded goodwill for the year ended December 31, 2003.

Impairment of long-lived assets

     The carrying value of long-lived assets, including property and equipment, rental equipment, and capitalized computer software costs, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. If such a change in circumstances occurs, the related estimated future undiscounted cash flows expected to result from the use of the asset and its eventual disposition are compared to the carrying amount. If the sum of the expected cash flows is less than the carrying amount, the Company would record an impairment loss. The impairment loss would be measured as the amount by which the carrying amount exceeds the fair value of the asset. There was no impairment of long-lived assets recorded for the years ended December 31, 2003, 2002 and 2001.

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

Research and development

     The Company did not incur any significant research and development costs in 2003. Historically, research and development activities, if any, were limited to identifying new technology to enhance the operating efficiency of the Company's products. Research and development costs, which are expensed as incurred, consist mainly of salaries and consulting expenditures relating to customized solutions for document imaging products. Research and development costs, which are included in selling, service

                          IMAGISTICS INTERNATIONAL INC.

and administrative expenses in the consolidated statements of income, were approximately $0.4 million in each of the years ended December 31, 2002 and 2001.

Foreign exchange

     Assets and liabilities of the Company's United Kingdom operations are translated at rates in effect at the end of the period, and revenues and expenses are translated at average rates during the period. Cumulative translation gains and losses are included in accumulated other comprehensive income (loss) in stockholders' equity. Gains and losses resulting from foreign currency transactions (transactions denominated in a currency other than the entity's functional currency) are included in the consolidated statements of operations.

Reclassifications

     Certain previously reported amounts have been reclassified to conform to the current year presentation.

Financial instruments

     The Company recognizes all derivative financial instruments as assets and liabilities and measures them at fair value. All derivative financial instruments were designated and qualified as cash flow hedges and, accordingly, the effective portions of changes in fair value of the derivative financial instruments were recorded in other comprehensive income (loss) and were recognized in the statement of operations when the hedged item affected earnings.

     Historically, the Company used interest rate swap agreements to manage and reduce risk related to interest payments on its debt instruments. During the third quarter of 2003, the Company revised its cash flow estimates and disposed of its interest rate swap agreements and as a result, reclassified the cumulative change in the fair market value of the interest rate swap agreements from other comprehensive income (loss) into interest expense.

     The Company monitors the creditworthiness of its financial institutions, including depositories, on a periodic basis. The carrying amount of investments held at financial institutions approximates fair market value because of the short maturity of these instruments.

Comprehensive income (loss)

     Comprehensive income (loss) is recorded directly to a separate section of stockholders' equity and includes unrealized gains and losses excluded from the consolidated statement of operations. These unrealized gains and losses consist of foreign currency translation adjustments and unrealized gains and losses on cash flow hedges.

Stock-based employee compensation

     The Company accounts for its stock-based employee compensation plans under the recognition and measurement provisions of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees", and related interpretations. The Company recognizes stock-based compensation expense on its restricted stock on a straight-line basis over the vesting period. The Company does not recognize stock-based compensation expense on its stock options in its reported results as all options granted, other than adjustment options, had an exercise price equal to the market value of the underlying common stock on the date of grant.

     Prior to the Distribution, the Company's employees participated in Pitney Bowes' United States and United Kingdom stock option plans. The 2001 stock compensation expense was an allocation from Pitney Bowes based upon the participation of the Company's employees in relation to total participation.

                          IMAGISTICS INTERNATIONAL INC.

     The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

                                              YEAR ENDED DECEMBER 31,
                                         2003          2002           2001
                                      ----------    ----------     ----------
Net income, as reported                $ 20,459      $ 16,443       $ 12,559
Compensation expense based on the
   fair value method, net of
   related tax effects                    2,316         1,789          3,524
                                      ----------    ----------     ----------
Pro forma net income                   $ 18,143      $ 14,654       $  9,035
                                      ==========    ==========     ==========
Basic earnings per share:
     As reported                       $   1.22      $   0.88       $   0.65
     Pro forma                         $   1.09      $   0.79       $   0.46

Diluted earnings per share:
     As reported                       $   1.19      $   0.86       $   0.65
     Pro forma                         $   1.05      $   0.77       $   0.46


     The fair value of stock options granted to employees of the Company in 2003 and 2002 under the 2001 Stock Plan was estimated on the date of grant using the Black-Scholes option-pricing method. The option-pricing assumptions for 2001 are the assumptions used by Pitney Bowes in the determination of stock compensation expense. The assumptions used are as follows:

                                               YEAR ENDED DECEMBER 31,
                                          2003          2002          2001
                                      ----------    ----------     ----------
Expected stock price volatility            35%           43%           29%
Risk-free interest rate                     4%            4%            4%
Expected life (years)                       5             5             5
Expected dividend yield                     0%            0%            3%


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

     In November 2002, the FASB Emerging Issues Task Force reached a consensus on issue No. 00-21 "Accounting for Revenue Arrangements with Multiple Deliverables" ("EITF 00-21"). EITF 00-21 applies to certain contractually binding arrangements under which a company performs multiple revenue generating activities and requires that all companies account for each element within an arrangement with multiple deliverables as separate units of accounting if (a) the delivered item has value to the customer on a stand-alone basis, (b) there is objective and reliable evidence of fair value of the undelivered element and
(c) the amount of the total arrangement consideration is fixed or determinable. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF 00-21 did not have a material impact on the Company's financial position, results of operations or cash flows.

                          IMAGISTICS INTERNATIONAL INC.

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

3. GOODWILL AND GOODWILL AMORTIZATION

     The Company accounts for goodwill in accordance with SFAS No. 142 "Goodwill and Other Intangible Assets." In accordance with SFAS No. 142, the Company completed its annual reviews of goodwill for impairment as of October 1, 2003 and 2002, and, based on these reviews, has determined that its recorded goodwill was not impaired. Accordingly, for the years ended December 31, 2003 and 2002, there was no goodwill amortization or goodwill impairment. For the year ended December 31, 2001, goodwill amortization amounted to $1.4 million.

     The following table depicts the Company's net income and earnings per share adjusted for the impact of goodwill amortization during the reported periods:

                                                YEAR ENDED DECEMBER 31,
                                            2003          2002          2001
                                         ----------    ----------    ----------
Reported net income                       $ 20,459      $ 16,443      $ 12,559
Add back: Goodwill amortization                  -             -         1,427
                                         ----------    ----------    ----------
Adjusted net income                       $ 20,459      $ 16,443      $ 13,986
                                         ==========    ==========    ==========
Basic earnings per share:
      Reported net income                 $   1.22      $   0.88      $   0.65
      Add back: Goodwill amortization            -             -          0.07
                                         ----------    ----------    ----------
      Adjusted net income                 $   1.22      $   0.88      $   0.72
                                         ==========    ==========    ==========
Diluted earnings per share:
      Reported net income                 $   1.19      $   0.86      $   0.65
      Add back: Goodwill amortization            -             -          0.07
                                         ----------    ----------    ----------
      Adjusted net income                 $   1.19      $   0.86      $   0.72
                                         ==========    ==========    ==========


     The carrying value of goodwill as of December 31, 2003 increased $2.8 million as a result of the Company's acquisition of substantially all of the assets and business of one independent dealer of copier and multifunctional equipment and related support services, to expand the Company's geographic sales and service capabilities (see Note 15). There was no change in the carrying value of goodwill as of December 31, 2002. The carrying value of goodwill of $55.4 million and $52.6 million at December 31, 2003 and 2002, respectively, is attributable to the United States geographic segment.

4. SUPPLEMENTAL INFORMATION

Inventories

     On December 31, 2001 the Company changed its method of accounting for the cost of inventory from the LIFO method to the FIFO method. The Company believes the FIFO method is preferable because it results in a more appropriate inventory valuation in an environment of declining costs, it provides more meaningful financial information to management and stockholders by better matching current costs with current revenues and it facilitates comparison with the Company's competitors who primarily use the FIFO or average cost methods. In accordance with APB No. 20, "Accounting Changes", this change in accounting method has been applied retroactively by restating the prior years financial statements. The effect of the change was to decrease net income by $1.6 million and earnings per share by $0.07 in 2001.

                          IMAGISTICS INTERNATIONAL INC.

     Inventories consisted of the following at December 31, 2003 and 2002:


                                                    DECEMBER 31,
                                                2003            2002
                                             ---------       ---------
Finished products                            $ 50,726        $ 63,368
Supplies and service parts                     35,408          37,170
                                             ---------       ---------
      Total inventories                      $ 86,134        $100,538
                                             =========       =========



Fixed assets

     Fixed assets consisted of the following at December 31, 2003 and 2002:


                                                    DECEMBER 31,
                                                2003            2002
                                             ---------       ---------
Land                                         $  1,356        $  1,356
Buildings and leasehold improvements           10,976          10,088
Machinery and equipment                        23,474          21,372
Computers and software                         47,356          36,483
                                             ---------       ---------
      Property, plant and equipment, gross     83,162          69,299
Accumulated depreciation and amortization     (29,958)        (25,487)
                                             ---------       ---------
      Property, plant and equipment, net     $ 53,204        $ 43,812
                                             =========       =========
Rental equipment, gross                      $333,563        $365,793
Accumulated depreciation                     (266,384)       (271,896)
                                             ---------       ---------
      Rental equipment, net                  $ 67,179        $ 93,897
                                             =========       =========


     Depreciation and amortization expense was $74.5 million, $81.6 million and $82.7 million for the years ended December 31, 2003, 2002 and 2001, respectively. Unamortized capitalized software costs totaled $27.0 million, $19.6 million and $6.5 million at December 31, 2003, 2002 and 2001, respectively. Amortization expense on account of capitalized software totaled $1.6 million and $0.7 million at December 31, 2003 and 2002, respectively. There was no amortization expense on account of capitalized software for the year ended December 31, 2001.

Current liabilities

     Accounts payable and accrued liabilities consisted of the following at December 31, 2003 and 2002:


                                                    DECEMBER 31,
                                                2003            2002
                                             ---------       ---------
Accounts payable                             $ 33,237        $ 21,553
Accrued salaries, wages and commissions         8,321           8,631
Other non-income taxes payable                  6,626           6,973
Other accrued liabilities                      31,107          36,765
                                             ---------       ---------
      Accounts payable and accrued
      liabilities                            $ 79,291        $ 73,922
                                             =========       =========


Cash flow information

     Cash paid for income taxes was $15.6 million, $5.6 million and $9.0 million for the years ended December 31, 2003, 2002 and 2001, respectively. Cash paid for interest was $8.0 million, $7.8 million and $9.8 million for the years ended December 31, 2003, 2002 and 2001, respectively.

                          IMAGISTICS INTERNATIONAL INC.

     The following table provides details of the Company's acquisitions for the years ended December 31, 2003, 2002 and 2001:

                                                        DECEMBER 31,
                                                2003        2002         2001
                                            ----------    ---------    ---------
Fair value of assets, excluding Goodwill     $  2,591      $     -      $   463
Goodwill                                        2,847            -          561
Liabilities                                     1,297            -          348
                                            ----------    ---------    ---------
Cash paid                                       4,141            -          676
Less cash acquired                                  2            -            -
                                            ----------    ---------    ---------
      Acquisitions, net of cash acquired     $  4,139      $     -      $   676
                                            ==========    =========    =========


5. BUSINESS SEGMENT INFORMATION

Geographic information

     The Company operates in two reportable segments based on geographic area: the United States and the United Kingdom. Revenues are attributed to geographic regions based on where the revenues are derived.


                                                  YEAR ENDED DECEMBER 31,
                                               2003        2002         2001
                                           ----------    ---------    ---------
Revenues:
     United States                          $602,167      $608,291     $605,711
     United Kingdom                           20,029        21,639       20,365
                                           ----------    ---------    ---------
         Total revenues                     $622,196      $629,930     $626,076
                                           ==========    =========    =========
Income before income taxes:
     United States                          $ 32,953      $ 24,524     $ 22,740
     United Kingdom                            3,021         2,825       (1,779)
                                           ----------    ---------    ---------
         Total income before taxes          $ 35,974      $ 27,349     $ 20,961
                                           ==========    =========    =========



     Revenues from Pitney Bowes consisted of the following for the years ended December 31, 2003, 2002 and 2001:


                                                   YEAR ENDED DECEMBER 31,
                                                2003        2002         2001
                                            ----------    ---------    ---------
Revenues from Pitney Bowes:
     Pitney Bowes of Canada                 $  28,920     $  27,843    $   5,795
     Other subsidiaries of Pitney Bowes        27,683        31,055       20,305
                                            ----------    ---------    ---------
         Sub-total                             56,603        58,898       26,100
     Pitney Bowes Credit Corporation           87,620        84,753       96,800
                                            ----------    ---------    ---------
         Total                              $ 144,223     $ 143,651    $ 122,900
                                            ==========    =========    =========

     Revenues from external customers were approximately $478.0 million, $486.3 million and $503.2 million for the years ended December 31, 2003, 2002 and 2001, respectively. Revenues from Pitney Bowes, substantially all of which were generated in the United States segment, were approximately $144.2 million, $143.6 million and $122.9 million during the years ended 2003, 2002 and 2001, respectively. For the periods presented, Pitney Bowes Credit Corporation ("PBCC") was the Company's primary lease vendor and the Company expects PBCC to continue as the Company's primary lease vendor in the future. However, if PBCC were to cease being the Company's primary lease vendor, the Company is confident that it could obtain a replacement primary lease vendor with substantially the same lease terms as PBCC. No other single customer or controlled group represents 10% or

                          IMAGISTICS INTERNATIONAL INC.

more of the Company's revenues. In connection with these revenues, the Company recorded $24.3 million and $12.2 million due from Pitney Bowes as accounts receivable in the consolidated balance sheets at December 31, 2003 and 2002, respectively.


     The following tables show identifiable long-lived assets and total assets for each reportable segment at December 31, 2003 and 2002:


                                                    DECEMBER 31,
                                                2003            2002
                                             ---------       ---------
Identifiable long-lived assets
      United States                          $ 176,157       $ 192,774
      United Kingdom                             3,954           4,311
                                             ---------       ---------
           Total identifiable long-lived
           assets                            $ 180,111       $ 197,085
                                             =========       =========

Total assets
      United States                          $ 417,704       $ 436,840
      United Kingdom                            29,028          24,398
                                             ---------       ---------
           Total assets                      $ 446,732       $ 461,238
                                             =========       =========


     Identifiable long-lived assets in the United States include goodwill of $55.4 million and $52.6 million for the years ended December 31, 2003 and 2002, respectively.


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

     Most of the Company's product purchases are from overseas vendors and a portion are transacted in local currency. In both 2003 and 2002, approximately 20% of the Company's total product purchases, based on costs, were from a limited number of Japanese suppliers and were denominated in yen. Although the Company currently sources products from a number of manufacturers throughout the world, a significant portion of new copier equipment is currently obtained from three suppliers whose manufacturing facilities are located in Asia. If these suppliers were unable to deliver products for a significant period of time, the Company would be required to find replacement products from an alternative supplier or suppliers, which may not be available on a timely or cost effective basis. The Company's operating results could be adversely affected if a significant supplier is unable to deliver sufficient product.

                          IMAGISTICS INTERNATIONAL INC.

6. PROVISION FOR INCOME TAXES

     The following table presents the U.S. and foreign components of net income before taxes and the provision (benefit) for income taxes:


                                                   YEAR ENDED DECEMBER 31,
                                                2003        2002         2001
                                            ----------    ---------    ---------
Income (loss) before income taxes:
     U.S.                                   $  32,953     $  24,524    $ 22,740
     Outside the U.S.                           3,021         2,825      (1,779)
                                            ----------    ---------    ---------
         Total income before income taxes   $  35,974     $  27,349    $ 20,961
                                            ==========    =========    =========
Provision (benefit) for income taxes:
     U.S. federal
         Current                            $  12,086     $   6,838    $  3,941
         Deferred                                (737)        1,206       3,542
                                            ----------    ---------    ---------
            Total U.S. federal                 11,349         8,044       7,483

     U.S. state and local
         Current                                3,811         2,407         600
         Deferred                                (532)         (399)        879
                                            ----------    ---------    ---------
            Total U.S. state and local          3,279         2,008       1,479

     Outside the U.S.
         Current                                  511         1,197         645
         Deferred                                 376          (343)     (1,205)
                                            ----------    ---------    ---------
            Total outside the U.S.                887           854        (560)

     Total current                             16,408        10,442       5,186
     Total deferred                              (893)          464       3,216
                                            ----------    ---------    ---------
         Total provision for income taxes   $  15,515     $  10,906    $  8,402
                                            ==========    =========    =========


     For the period January 1, 2001 through December 2, 2001, the Company was included as a member of the consolidated group in the federal income tax return of its former parent, Pitney Bowes. Payment for taxes due or receivable between the Company and Pitney Bowes for this time period have been made in accordance with the tax separation agreement (see Note 14).


     A reconciliation of the U.S. federal statutory rate to the Company's effective tax rate is as follows:

                                                    YEAR ENDED DECEMBER 31,
                                                   2003      2002      2001
                                                 --------  --------  -------
U.S. federal statutory rate                        35.0%     35.0%    35.0%
State and local income taxes                        5.9%      4.8%     4.6%
Foreign deemed dividend                             7.0%      0.0%     0.0%
Foreign tax credit                                 (6.2%)     0.0%     0.0%
Other, net                                          1.4%      0.1%     0.5%
                                                 --------  --------  -------
      Effective income tax rate                    43.1%     39.9%    40.1%
                                                 ========  ========  =======

                          IMAGISTICS INTERNATIONAL INC.

     The components of deferred tax assets and liabilities as of December 31, 2003 and 2002 are as follows:


                                                    DECEMBER 31,
                                                2003            2002
                                             ---------       ---------
Deferred tax assets:
     Inventory                               $  18,112       $  15,080
     State and local property taxes              1,599           1,576
     Accounts receivable                         3,903           2,036
     Employee benefits and compensation          2,202           1,958
     Other                                       1,376           2,775
                                             ---------       ---------
         Deferred tax assets                    27,192          23,425
Deferred tax liabilities:
     Fixed assets                               15,597          13,821
     Goodwill                                    4,120           3,062
     Other                                       1,203           1,344
                                             ---------       ---------
         Deferred tax liabilities               20,920          18,227
                                             ---------       ---------
Net deferred tax asset                       $   6,272       $   5,198
                                             =========       =========


     Deferred tax assets and liabilities are reflected on the Company's consolidated balance sheets as follows:

                                                    DECEMBER 31,
                                                2003            2002
                                             ---------       ---------
Current deferred taxes on income             $  24,191       $  20,518
Non-current deferred taxes on income            17,919          15,320
                                             ---------       ---------
      Net deferred taxes on income           $   6,272       $   5,198
                                             =========       =========

     For periods prior to the Distribution, deferred taxes associated with the temporary differences between financial statement amounts and tax amounts were included in the due to Pitney Bowes intercompany account. Effective with the Distribution, the Company reclassified these amounts from the due to Pitney Bowes intercompany account to the appropriate deferred tax accounts.

     At December 31, 2003 and 2002, cumulative undistributed earnings of the Company's foreign subsidiary were $3.9 million and $2.1 million, respectively. No deferred provision for U.S. income taxes has been provided since the Company considers the undistributed earnings to be permanently reinvested for continued use in the Company's foreign subsidiary's operations.

7. EARNINGS PER SHARE CALCULATION

     Basic earnings per share was calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share was calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding plus all dilutive common stock equivalents outstanding during the period. The calculation of diluted earnings per share did not include approximately 87,775, 26,424 and 70,553 options for the years ended December 31, 2003, 2002 and 2001, respectively, since they were antidilutive for the periods presented.

                          IMAGISTICS INTERNATIONAL INC.

     A reconciliation of the basic and diluted earnings per share computation is as follows:

                                                    YEAR ENDED DECEMBER 31,
                                                 2003        2002         2001
                                             -----------   -----------   -----------
Net income available to common stockholders  $    20,459   $    16,443   $    12,559
                                             ============  ============  ============
Weighted average common shares outstanding    17,061,052    18,978,895    19,463,007
       Less: non-vested restricted stock         350,366       347,000             -
                                             ------------  ------------  ------------
Weighted average common shares for basic
    earnings per share                        16,710,686    18,631,895    19,463,007
       Add: dilutive effect of restricted
             stock                               185,548       337,681           778
       Add: dilutive effect of stock options     334,027       164,582        16,114
                                             ------------  ------------  ------------
Weighted average common shares and
    equivalents for diluted earnings
    per share                                 17,230,261    19,134,158    19,479,899
                                             ============  ============  ============
Basic earnings per share                     $      1.22   $      0.88   $      0.65
Diluted earnings per share                   $      1.19   $      0.86   $      0.65

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

9. LONG-TERM DEBT

     The Company's long-term debt consisted of the following at December 31, 2003 and 2002:


                                                    DECEMBER 31,
                                                2003            2002
                                             ---------       ---------
Revolving Credit Facility                    $ 10,000        $      -
Term Loan                                      53,448          74,148
                                             ---------       ---------
      Total debt                               63,448          74,148
Less: current maturities                          545             749
                                             ---------       ---------
      Total long-term debt                   $ 62,903        $ 73,399
                                             =========       =========


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

                          IMAGISTICS INTERNATIONAL INC.

     The Credit Agreement contains financial covenants that require the maintenance of minimum earnings before interest, taxes, depreciation and amortization ("EBITDA") and a maximum leverage ratio, as well as other covenants, which, among other things, place limits on dividend payments and capital expenditures. The Credit Agreement allowed the Company to originally repurchase up to $20 million of the Company's stock and to make acquisitions up to an aggregate consideration of $30 million. At December 31, 2003 and 2002, the Company was in compliance with all financial covenants.

     Originally, amounts borrowed under the Revolving Credit Facility bore interest at variable rates based, at the Company's option, on either the LIBOR rate plus a margin of from 2.25% to 3.00% depending on the Company's leverage ratio, or the Fleet Bank base lending rate plus a margin of from 1.25% to 2.00%, depending on the Company's leverage ratio. Amounts borrowed under the Term Loan bore interest at variable rates based, at the Company's option, on either the LIBOR rate plus a margin of 3.50% or 3.75%, depending on the Company's leverage ratio, or the Fleet Bank base lending rate plus a margin of 2.50% or 2.75%, depending on the Company's leverage ratio. A commitment fee of 0.375% to 0.500% on the average daily unused portion of the Revolving Credit Facility was payable quarterly, in arrears, depending on the Company's leverage ratio.

     The Credit Agreement required the Company to manage its interest rate risk with respect to at least 50% of the aggregate principal amount of the Term Loan for a period of at least 36 months. Accordingly, the Company entered into two interest rate swap agreements in the notional amounts of $50 million and $30 million expiring in February 2005 to convert the variable interest rate payable on the Term Loan to a fixed interest rate in order to hedge the exposure to variability in expected future cash flows. These interest rate swap agreements had been designated as cash flow hedges. The counterparties to the interest rate swap agreements were major international financial institutions. Under the terms of the swap agreements, the Company received payments based upon the 90-day LIBOR rate and remitted payments based upon a fixed rate. The fixed interest rates were 4.17% and 4.32% for the $50 million and the $30 million swap agreements, respectively.

     On March 19, 2002, the Credit Agreement was amended to increase the total amount of the Company's stock permitted to be repurchased from $20 million to $30 million. On July 19, 2002, the Credit Agreement was amended to increase the total amount of the Company's stock permitted to be repurchased from $30 million to $58 million and to reduce the Term Loan interest rates to LIBOR plus a margin of from 2.75% to 3.75%, depending on the Company's leverage ratio, or to the Fleet Bank base lending rate plus a margin of from 1.75% to 2.75%, depending on the Company's leverage ratio. On March 5, 2003, the Credit Agreement was amended to increase the total amount of stock permitted to be repurchased from $58 million to $78 million, to reduce the minimum EBITDA covenant to $100 million for the remainder of the term of the Credit Agreement and to revise the limitation on capital expenditures. On May 16, 2003, the Credit Agreement was further amended (the "Fourth Amendment") to reduce the aggregate amount of the Revolving Credit Facility from $125 million to $95 million, to delete the requirement that the Company maintain interest rate protection with respect to at least 50% of the aggregate principal amount of the Term Loan, to reduce and fix the Term Loan interest rate to LIBOR plus a margin of 2.25%, from LIBOR plus a margin of from 2.75% to 3.75%, depending on the Company's leverage ratio, or to the Fleet Bank base lending rate plus a margin of 1.25%, from the Fleet Bank base lending rate plus a margin of from 1.75% to 2.75%, depending on the Company's leverage ratio, to reduce and fix the Revolving Credit Facility interest rate to LIBOR plus a margin of 1.25%, from LIBOR plus a margin of from 2.25% to 3.00%, depending on the Company's leverage ratio, or to the Fleet Bank base lending rate plus a margin of 0.25%, from the Fleet Bank base lending rate plus a margin of from 1.25% to 2.00%, depending on the Company's leverage ratio and to fix the commitment fee at 0.375% on the average daily unused portion of the Revolving Credit Facility from 0.375% to 0.500% on the average daily unused portion of the Revolving Credit Facility, depending on the Company's leverage ratio.

     During the third quarter of 2002, the Company revised its cash flow estimates and prepaid $8 million of the amount outstanding under the Term Loan. This prepayment was covered by a portion of the $30 million interest rate swap agreement that had been designated as a cash flow hedge. Since it was no longer probable that the hedged forecasted transactions related to the $8 million Term Loan prepayment would occur, the Company recognized a loss related to that portion of the swap agreement underlying the amount of the prepayment by reclassifying $0.4 million from accumulated other comprehensive income (loss) into interest expense. The Company also unwound $8 million of the $30 million interest rate swap agreement.

     During the third quarter of 2003, the Company revised its cash flow estimates and prepaid $20 million of the amount outstanding under the Term Loan. In light of this revision, the deletion of the interest rate protection requirement resulting from the Fourth Amendment and the Company's consistent historical positive cash flow and near term estimated operating and capital expenditure requirements, the Company disposed of its two interest rate swap agreements in the notional amounts of $50 million and $22 million. Accordingly, the Company reclassified $2.8 million from accumulated other comprehensive income (loss) into interest expense because it was no longer probable that the hedged forecasted transactions would occur.

                          IMAGISTICS INTERNATIONAL INC.

     At December 31, 2003, $63 million of borrowings were outstanding under the Credit Agreement, consisting of $10 million of borrowings under the Revolving Credit Facility and $53 million of borrowings under the Term Loan, and the borrowing base amounted to approximately $123 million. As of February 27, 2004, $78 million of borrowings were outstanding under the Credit Agreement, consisting of $25 million of borrowings under the Revolving Credit Facility and $53 million of borrowings under the Term Loan and the borrowing base amounted to approximately $123 million. Approximately $84 million of the Revolving Credit Facility was available for borrowing at December 31, 2003 and approximately $69 million of the Revolving Credit Facility was available for borrowing at February 27, 2004. The Term Loan is payable in 12 consecutive equal quarterly installments of $0.1 million due March 31, 2004 through December 31, 2006, three consecutive equal quarterly installments of $12.9 million due March 31, 2007 through September 30, 2007 and a final payment of $12.9 million due at maturity.

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

     The Company and Pitney Bowes entered into a tax separation agreement, which governs the Company's and Pitney Bowes' respective rights, responsibilities and obligations after the Distribution with respect to taxes for the periods ending on or before the Distribution. In addition, the tax separation agreement generally obligated the Company not to enter into any transaction that would adversely affect the tax-free nature of the Distribution for the two-year period following the Distribution, and obligates the Company to indemnify Pitney Bowes and affiliates to the extent that any action the Company takes or fails to take gives rise to a tax liability with respect to the Distribution.

     In each of these circumstances, payment by the Company is contingent on Pitney Bowes making a claim. As such, it is not possible to predict the maximum potential future payments under these agreements. As of December 31, 2003, the Company has not paid any material amounts pursuant to the above indemnifications other than expenses incurred in connection with the defense and settlement of assumed claims asserted in connection with the operation of the Company in the ordinary course of business. The Company believes that if it were to incur a loss in any of these matters, such loss would not have a material effect on the Company's financial position, results of operations or cash flows.

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

                          IMAGISTICS INTERNATIONAL INC.

Risks and uncertainties

     In October 2003, the Company began the implementation of Phase II of its enterprise resource planning ("ERP") system, consisting of order management, order fulfillment, billing, cash collection, service management and sales compensation, which replaced the information technology services provided by Pitney Bowes under the transition services agreement. As a result of this implementation, the Company has experienced, as expected, certain temporary processing inefficiencies, which have resulted in a short-term increase in the Company's working capital requirements, particularly accounts receivable, due to the standardization of the Company's billing practices and schedules across all product lines and the initial temporary suspension in invoicing the Company's customers during the conversion to our new ERP system. The Company believes that the increase in accounts receivable is temporary and that the Company will collect substantially all of the amounts billed to customers that were temporarily suspended. However, if the Company's collection losses related to these amounts are significantly higher than historical experience, the Company would recognize an increase in its provision for bad debt in the near future. In addition, certain of the temporary processing inefficiencies have resulted in delays in certain product shipments, service responsiveness and potential inaccuracies in sales compensation. These issues, coupled with certain revisions to the Company's billing practices, could have a negative impact on customer service and satisfaction, which could result in a potential loss in business. The Company is now engaged in a period of stabilization and clean up, as is typical with a large ERP implementation and the Company anticipates that this transition will be completed during 2004. Although no assurance can be given that these efforts will be successful in the time periods expected, other than the temporary increase in working capital requirements, the Company does not anticipate that these issues or potential issues will have a material adverse effect on the Company's financial position, results of operations or future cash flows.

11. LEASES

     In addition to owned distribution and office facilities, the Company leases or subleases similar properties, as well as sales and service offices, equipment and other properties, generally under long-term lease agreements with initial terms extending from two to fifteen years.

     Future minimum lease payments under non-cancelable operating leases at December 31, 2003 are as follows:

YEARS ENDING DECEMBER 31,
2004                                                          $          11,016
2005                                                                      8,899
2006                                                                      7,558
2007                                                                      5,952
2008                                                                      3,156
Thereafter                                                                  743
                                                             ------------------
Total minimum lease payments                                  $          37,324
                                                             ==================


     Rental expense was $11.1 million, $10.1 million and $8.9 million in 2003, 2002 and 2001, respectively.

12. STOCK PLANS

2001 Stock Plan

     The Company's employees are eligible to participate in the Imagistics International Inc. 2001 Stock Plan. Under the provisions of this plan, the Board of Directors is authorized to grant stock options, restricted stock and other stock-based awards.

     Adjustment Options. Prior to the Distribution, certain employees of the Company were granted stock options under Pitney Bowes' stock based plans. At the time of the Distribution, options outstanding under the Pitney Bowes stock plans that were held by Pitney Bowes employees who were transferred to the Company remained options to acquire Pitney Bowes common stock. Certain adjustments of the exercise price, but not the number of options, were made to reflect the reduced value of Pitney Bowes stock as a result of the Distribution. In addition, such holders were granted options to acquire Imagistics stock in an amount calculated to restore the reduction in the aggregate intrinsic value of the options held by each such holder. The Imagistics stock options have the same vesting provisions, option periods and other terms and conditions as the related Pitney Bowes options. The exercise price has been calculated so that each Imagistics option has the same ratio of exercise price per share to market value per

                         IMAGISTICS INTERNATIONAL INC.

share as the Pitney Bowes stock options immediately prior to the Distribution. The Company granted options to purchase 162,368 shares of common stock of the Company in connection with this adjustment. The per share weighted average fair value of options granted was $10.83.

     Stock Options. Under the 2001 Stock Plan, certain officers and employees of the Company are granted options at prices equal to the fair market value of the Company's common stock on the date of the grant. Options generally become exercisable over a three-year period and expire in ten years. The plan authorizes a maximum of 3,162,368 options to purchase shares of common stock, of which a maximum of 750,000 shares may be issued as restricted stock. Options to purchase a total of 1,500,117 shares of common stock were outstanding at December 31, 2003. Pursuant to SFAS No. 123, companies can, but are not required to, elect to recognize compensation expense for all stock-based awards using a fair value methodology. The Company has adopted the disclosure-only provisions, as permitted by SFAS No. 123. The Company applies APB No. 25 and related interpretations in accounting for its stock-based plans.

     The following table summarizes information about stock option transactions:

                                                                      YEAR ENDED DECEMBER 31,
                                                     2003                         2002                        2001
                                         --------------------------  ----------------------------  ---------------------------
                                                         WEIGHTED                      WEIGHTED                    WEIGHTED
                                                         AVERAGE                       AVERAGE                     AVERAGE
                                                         EXERCISE                      EXERCISE                    EXERCISE
                                            SHARES        PRICE           SHARES        PRICE         SHARES        PRICE
                                         ------------  ------------    ------------  ------------   ----------  ------------
Options outstanding at the
     beginning of the year                 1,211,368      $ 13.63          161,166      $ 10.83             -       $   -
Granted                                      378,700      $ 20.14        1,086,400      $ 14.03       162,368       $ 10.84
Exercised                                     44,847      $ 13.31            3,510      $  8.60             -       $   -
Forfeited                                     41,307      $ 16.70           30,230      $ 13.99         1,202       $ 12.07
Expired                                        3,797      $ 13.91            2,458      $ 13.94             -       $   -
Options outstanding at the               ------------                  ------------                 ----------
     end of the year                       1,500,117      $ 15.21        1,211,368      $ 13.63       161,166       $ 10.83
                                         ============                  ============                 ==========
Exercisable at the end of the year           429,741      $ 13.35           99,505      $ 11.87        83,465       $ 11.36
                                         ============                  ============                 ==========

Weighted average fair value
     of options granted                                   $  7.52                       $  6.03                     $  5.19


     The following table summarizes information regarding the Company's stock options outstanding and exercisable as of December 31, 2003:

                                             OPTIONS OUTSTANDING                          OPTIONS EXERCISABLE
                              ----------------------------------------------------    ---------------------------
                                                  WEIGHTED            WEIGHTED                           WEIGHTED
                                                   AVERAGE             AVERAGE                            AVERAGE
                                                  REMAINING           EXERCISE                           EXERCISE
EXERCISE PRICE                   SHARES       CONTRACTUAL LIFE          PRICE            SHARES            PRICE
-----------------               --------     ------------------      -----------        --------        -----------
$4.36 - $12.84                    92,324          5.0 years           $    8.55           69,368          $   8.70
$13.35 - $15.38                  994,319          8.0 years           $   13.84          328,847          $  13.83
$16.65 - $18.91                   74,258          7.7 years           $   18.53           29,642          $  18.46
$19.48 - $22.89                  325,516          9.2 years           $   19.79            1,884          $  19.78
$24.33 - $37.12                   13,700          9.7 years           $   31.15                -          $      -

                         IMAGISTICS INTERNATIONAL INC.

     Restricted Stock. During 2003, one newly appointed executive officer of the Company was granted a total of 4,700 shares of restricted stock at no cost to the employee. The per share weighted average fair value of the shares granted was $18.86. During 2002, certain executive officers of the Company were granted a total of 323,000 shares of restricted stock at no cost to the employees. The per share weighted average fair value of shares granted was $13.85. The restricted stock awards vest three years after grant. Under this plan, stock will vest only if the executive is still employed by the Company at the end of the restricted period and, if applicable, the executive has attained or partially attained the performance objectives as determined by the Executive Compensation and Development Committee of the Board of Directors. None of the restricted stock grants have performance criteria. The compensation expense for these awards is recognized over the vesting period. The compensation expense relating to restricted stock awards totaled $1.5 million for the years ended December 31, 2003 and 2002. The shares carry full voting and dividend rights but may not be assigned or transferred. Of the total 3,162,368 shares of common stock authorized under the 2001 Stock Plan, the Plan has authorized a maximum of 750,000 shares of common stock for issuance to employees as restricted stock.

     The following table summarizes information about employee restricted stock transactions:

                                                            YEAR ENDED DECEMBER 31,
                                                      2003                           2002
                                            --------------------------    ---------------------------
                                                           WEIGHTED                      WEIGHTED
                                                           AVERAGE                        AVERAGE
                                              SHARES      FAIR VALUE       SHARES       FAIR VALUE
                                            ----------   ------------    ----------    ------------
Shares outstanding at the
     beginning of the year                     323,000     $   13.85             -       $     -
Granted                                          4,700     $   18.86       323,000       $   13.85
Shares outstanding at the                   -----------                  ----------
     end of the year                           327,700     $   13.92       323,000       $   13.85
                                            ===========                  ==========
Vested at the end of the year                        -     $     -               -       $     -
                                            ===========                  ==========


Non Employee Director Stock Plan

     Under this plan, on the date of initial election to the Company's Board of Directors, and on the date of each Annual Meeting of Stockholders thereafter, each director who is not an employee of the Company is granted 2,000 shares of restricted stock at no cost to the director. The restricted shares vest in equal installments over a three-year period beginning on the first anniversary of the grant date, subject to the director's continued service. The compensation expense for these awards is recognized over the vesting period. The shares carry full voting and dividend rights but may not be assigned or transferred until vested. The Company has authorized a maximum of 100,000 shares of common stock for issuance under this plan. The Company recorded minimal compensation expense in 2003, 2002 and 2001, related to these shares.

     The following table summarizes information about non-employee director restricted stock transactions:

                                                                YEAR ENDED DECEMBER 31,
                                             2003                         2002                          2001
                                   ------------------------     -------------------------     ------------------------
                                                 WEIGHTED                      WEIGHTED                      WEIGHTED
                                                 AVERAGE                       AVERAGE                       AVERAGE
                                    SHARES      FAIR VALUE       SHARES       FAIR VALUE       SHARES       FAIR VALUE
                                   -------     ------------     --------     ------------     --------     ------------
Shares outstanding at the
     beginning of the year          24,000       $   14.64        10,000       $   11.75             -        $    -
Granted                             12,000       $   23.88        14,000       $   16.73        10,000        $  11.75
Cancelled                            4,000       $   14.46             -       $     -               -        $    -
Shares outstanding at the          -------                      ---------                     ---------
     end of the year                32,000       $   18.12        24,000       $   14.64        10,000        $  11.75
                                   =======                      =========                     =========
Vested at the end of the year        9,334       $   13.84         3,335       $   17.18             -        $    -
                                   =======                      =========                     =========

                         IMAGISTICS INTERNATIONAL INC.

Employee Stock Purchase Plan

     In May 2002, the Company's Board of Directors adopted the Employee Stock Purchase Plan. Under this plan, a total of 1,000,000 shares of the Company's common stock have been reserved for issuance. The plan, which is intended to qualify as an employee stock purchase plan within the meaning of Section 423 of the Internal Revenue Code, provides for consecutive six-month offering periods and enables substantially all eligible United States employees to purchase shares of Imagistics common stock at a discounted offering price. Offering periods begin each July 1 and January 1. The price would be equal to 85% of the lesser of the average high and low price of Imagistics common stock on the New York Stock Exchange on the first or last business day of the offering period. Participation in the plan is voluntary. Employees are eligible to participate in the plan if they are employed by the Company, or a United States subsidiary of the Company, for at least 20 hours per week. The plan permits eligible employees to purchase common stock through payroll deductions, which may not exceed 10% of an employee's compensation, subject to certain limitations. Employees may modify or end their participation at any time during the offering period, subject to certain limitations. Participation ends automatically on termination of employment with the Company.

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

Stock Buy-Back Program

     In March 2002, the Board of Directors authorized a $30 million stock buy-back program. In October 2002, the Board of Directors authorized an additional $28 million for the stock buy-back program, raising the total authorization to $58 million and in July 2003, the Board of Directors authorized the repurchase of an additional $20 million of the Company's stock, raising the total authorization to $78 million.

                         IMAGISTICS INTERNATIONAL INC.

     The following table summarizes information regarding the Company's stock buy-back program:

                                                                  SHARES             AVERAGE             TOTAL
                                                                 PURCHASED       COST PER SHARE           COST
                                                             -----------------  ------------------   ---------------
Balance at December 31, 2002                                       1,936,760      $       18.87        $     36,549
Purchases under stock buy-back program:
   Three months ended:
        March 31, 2003                                               642,000      $       19.62              12,597
        June 30, 2003                                                368,000      $       21.54               7,928
        September 30, 2003                                           195,900      $       28.90               5,661
        December 31, 2003                                             64,000      $       34.10               2,183
                                                             -----------------                       ---------------
Balance at December 31, 2003                                       3,206,660      $       20.24         $    64,918
                                                             =================                       ===============


13. EMPLOYEE BENEFIT PLANS

Imagistics 401(k) Plan

     Substantially all of the Company's employees are eligible to participate in the Imagistics 401(k) plan that was established in 2001. Under the plan, the Company matches 100% of contributions to the plan of between 1% and 4% of a participant's compensation, and 50% of contributions to the plan from 5% to 6% of a participant's compensation, up to certain limitations required by government laws or regulations. Contributions to the plan on behalf of employees of the Company were $5.7 million and $4.3 million for the years ended December 31, 2003 and 2002, respectively.

     Prior to the Distribution, the Company's employees participated in Pitney Bowes' profit sharing and savings plan. Substantially all of Pitney Bowes' domestic employees were eligible to participate in the plan under which Pitney Bowes made matching contributions of 100% of a participant's contributions of at least 1% of a participant's eligible compensation up to 4% of the participant's eligible compensation, subject to limitations required by government laws or regulations. In addition, Pitney Bowes made an employer contribution to all participants based upon the increase in the stock price of Pitney Bowes shares from year to year. Contributions to the plan on behalf of employees of the Company were $3.1 million for the period January 1, 2001 through the Distribution.

Imagistics Supplemental Savings Plan

     In December 2003, the Company's Board of Directors adopted the Supplemental Savings Plan. Beginning in January 2004, eligible employees may contribute tax-deferred amounts of their compensation, up to certain limitations required by government laws or regulations. Eligibility under the plan is determined at the discretion of the Employee Benefits Committee. The Plan, which is considered a non-qualified deferred compensation plan, is designed to provide a select group of management and other highly compensated employees with a tax-advantaged opportunity to save for retirement and it is not subject to the regulations and protections of the Employee Retirement Income Security Act of 1974 (ERISA). The Plan is an unfunded plan and all benefits paid from the plan are paid from the Company's general assets. The Company reserves the right to amend, suspend, or terminate the plan at its discretion at any time for any reason.

Pitney Bowes' Plans

     The Company does not offer a defined benefit pension plan. Prior to the Distribution, the Company's employees participated in Pitney Bowes' defined benefit pension plan, which covers substantially all Pitney Bowes employees. In general, those Pitney Bowes employees who became employees of the Company following the Distribution will cease accruing benefits under the Pitney Bowes pension plan but will maintain their vested rights in the Pitney Bowes pension plan. Certain of the Company's employees whose combined age and years of service with Pitney Bowes totaled more than 50 as of the Distribution, will continue to participate in the Pitney Bowes pension plan for up to three years following the Distribution. Pitney Bowes' funding policy is to contribute annual amounts as needed based on actuarial and economic assumptions designed to achieve adequate funding of projected benefit obligations. The net periodic pension benefit allocated to the Company associated with the Pitney Bowes defined benefit pension plan was $1.7 million for the period January 1, 2001 through the Distribution. Benefits provided under Pitney Bowes' defined benefit pension plan were primarily based on the employee's age, years of service and compensation.

                         IMAGISTICS INTERNATIONAL INC.

     The Company does not offer post retirement plans. Prior to the Distribution, the Company's employees participated in Pitney Bowes' post retirement plans that provide certain healthcare and life insurance benefits to eligible retirees and their dependents. Substantially all of Pitney Bowes' U.S. employees become eligible for these benefits if they have met certain age and service requirements at retirement. The costs of these benefits were recognized over the period the employee provided credited service to the Company. Postretirement benefit costs incurred on behalf of employees of the Company were $1.6 million for the period January 1, 2001 through the Distribution. The liability and related future payments associated with Pitney Bowes' post retirement plans are Pitney Bowes' responsibility. Company employees who attained age 55 and completed at least 10 years of combined service with Pitney Bowes and the Company as of or within three years following the Distribution will be eligible for retiree medical benefits under the Pitney Bowes Retiree Medical Plan when they retire from the Company. The costs associated with these are borne by Pitney Bowes.

14. RELATED PARTY TRANSACTIONS

     The Company and Pitney Bowes entered into a transition services agreement that provided for Pitney Bowes to provide certain services to the Company at cost for a limited time following the Distribution. These services were provided at cost and included information technology, computing, telecommunications, certain accounting, field service of equipment and dispatch call center services. The Company and Pitney Bowes had agreed to an extension until December 31, 2003, of the transition services agreement as it related to information technology and related services. Services provided under this extension were at negotiated market rates. Except for field service of equipment, all of the services provided by Pitney Bowes under these agreements have ceased effective December 31, 2003, in accordance with the terms of the agreements. Effective July 1, 2003, the Company and Pitney Bowes entered into a separate one-year service agreement on an arms-length basis relating to field service of equipment in certain remote geographic locations not covered by the Company's direct service organization. Services provided under this agreement are at negotiated market rates.

     The Company paid Pitney Bowes $16.1 million for the year ended December 31, 2003 in connection with the transition services agreement, field service of equipment and other administrative expenses. The Company paid Pitney Bowes $20.4 million and $3.5 million for the year ended December 31, 2002 and for the period from December 3, 2001 through December 31, 2001, respectively, in connection with these agreements and certain shared corporate and administrative services.

     The Company also entered into certain other agreements covering intellectual property, commercial relationships and leases and licensing arrangements. The pricing terms of the products and services covered by the other commercial agreements reflect negotiated prices.

     The Company and Pitney Bowes entered into a tax separation agreement, which governs the Company's and Pitney Bowes' respective rights, responsibilities and obligations after the Distribution with respect to taxes for the periods ending on or before the Distribution. In addition, the tax separation agreement generally obligated the Company not to enter into any transaction that would adversely affect the tax-free nature of the Distribution for the two-year period following the Distribution, and obligates the Company to indemnify Pitney Bowes and affiliates to the extent that any action the Company takes or fails to take gives rise to a tax liability with respect to the Distribution.

15. ACQUISITIONS

     During the year ended December 31, 2003, the Company completed its acquisition of substantially all of the assets and business of one independent dealer of copier and multifunctional equipment and related support services, to expand the Company's geographic sales and service capabilities. The aggregate purchase price was $4.1 million, of which $0.8 million was allocated to the assets acquired and liabilities assumed at the date of acquisition and $3.3 million was allocated to intangible and other assets, of which $2.8 million was goodwill.

     During the year ended December 31, 2001, the Company acquired substantially all of the assets and business of one independent dealer of copier and facsimile equipment and related support services, to expand the Company's geographic sales and service capabilities. The aggregate purchase price was $0.7 million, of which substantially all was allocated to goodwill.

     The above acquisitions were accounted for using the purchase method of accounting and, accordingly, the results of the acquired businesses have been included in the Company's consolidated financial statements from the respective date of acquisition.

                         IMAGISTICS INTERNATIONAL INC.

16. QUARTERLY FINANCIAL DATA (UNAUDITED)

     Summarized quarterly financial data for 2003 and 2002 follows:

                                                                         THREE MONTHS ENDED
                                                 MARCH 31            JUNE 30             SEPT. 30             DEC. 31
                                              ---------------    ---------------      ---------------     ---------------
2003
----
Total revenue                                 $       150,922    $       155,916      $       159,549     $       155,809
Operating income                              $         9,642    $        10,415      $        13,252     $        11,102
Income before income taxes                    $         8,013    $         8,823      $         8,963     $        10,175
Net income                                    $         4,766    $         5,026      $         5,130     $         5,537
Basic earnings per share                      $          0.28    $          0.30      $          0.31     $          0.34
Diluted earnings per share                    $          0.27    $          0.29      $          0.30     $          0.33
Common stock price high-low                   $21.68 - $17.55    $26.30 - $18.50      $30.85 - $25.65     $39.20 - $29.00

2002
----
Total revenue                                 $       155,161    $       158,291      $       156,069     $       160,409
Operating income                              $         8,594    $         9,260      $         9,135     $         8,466
Income before income taxes                    $         6,394    $         7,271      $         6,895     $         6,789
Net income                                    $         3,856    $         4,381      $         4,155     $         4,051
Basic earnings per share                      $          0.20    $          0.23      $          0.23     $          0.23
Diluted earnings per share                    $          0.19    $          0.22      $          0.22     $          0.22
Common stock price high-low                   $17.80 - $12.25    $21.73 - $15.70      $21.85 - $16.30     $21.64 - $14.10

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


ITEM 9A.     CONTROLS AND PROCEDURES

     As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as described in Exchange Act Rule 13a-15. In conducting the evaluation, such officers noted that as a result of our implementation of an ERP system during the third quarter of 2003, we no longer continued to be reliant on certain Pitney Bowes information systems for the generation of financial information. Based on our evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings relating to the Company, (including its consolidated subsidiary).

     Since the most recent evaluation of internal controls over financial reporting by our Chief Executive Officer and Chief Financial Officer, as a result of the implementation of an ERP system, there have been changes to our procedures surrounding order management and fulfillment, billing, cash application and service management and the controls surrounding processing in these areas have been adjusted accordingly. We did not implement any changes to our monitoring controls and we believe the changes to our processing controls have not materially affected, nor are reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III


ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     (a) Information concerning the directors of Imagistics is set forth under the headings "Election of Directors", "Nominees for Election to Terms Expiring at the 2007 Annual Meeting", "Incumbent Directors Whose Terms Expire at the 2006 Annual Meeting", "Incumbent Directors Whose Terms Expire at the 2005 Annual Meeting", "Board Information and Committees" and "Directors Compensation" in the Imagistics Proxy Statement for the 2004 Annual Meeting of Stockholders and is incorporated herein by reference.

     (b) Information concerning executive officers of Imagistics is set forth under the caption "EXECUTIVE OFFICERS OF THE REGISTRANT" in Part I,
           Item 4 of this report.

     (c) Information concerning compliance with beneficial ownership reporting requirements is set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Imagistics Proxy Statement for the 2004 Annual Meeting of Stockholders and is incorporated herein by reference.

     (d) The Company's Board of Directors has determined that there is at least one audit committee financial expert serving on the Company's Audit Committee. Information concerning the audit committee financial expert is set forth under the heading "Board Information and Committees - The Audit Committee" in the Imagistics Proxy Statement for the 2004 Annual Meeting of Stockholders and is incorporated herein by reference.

     (e) The Company has adopted a code of ethics that applies to all employees of the Company, including its Chief Executive Officer and Chief Financial Officer, or other officers performing similar functions. This code of ethics is publicly available on the Company's investor website at www.igiinvestor.com. Amendments to our code of ethics and any grant of a waiver from a provision of the code requiring disclosure under applicable SEC rules will be disclosed on the Company's investor website.

ITEM 11.     EXECUTIVE COMPENSATION

     Information concerning executive compensation is set forth under the headings "Executive Officer Compensation", "Executive Contracts and Severance and Change of Control Arrangements" and "Report on Executive Compensation" in the Imagistics Proxy Statement for the 2004 Annual Meeting of Stockholders and is incorporated herein by reference.


ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information concerning shares of Imagistics equity securities beneficially owned by certain beneficial owners and by management is set forth under the heading "Security Ownership" in the Imagistics Proxy Statement for the 2004 Annual Meeting of Stockholders and is incorporated herein by reference. Information regarding securities authorized for issuance under our equity compensation plans is set forth under the heading "Equity Compensation Plans" in the Imagistics Proxy Statement for the 2004 Annual Meeting of Stockholders and is incorporated herein by reference.

     During the year ended December 31, 2003, we repurchased 1,269,900 shares of Imagistics common stock at a weighted average purchase price of $22.34 per share. Since the inception of our stock buy-back program in March 2002, we have repurchased 3,206,660 shares of Imagistics common stock at a weighted average purchase price of $20.24 per share.

     Securities Authorized for Issuance Under Equity Compensation Plans

     The following table provides information regarding our equity compensation plans as of December 31, 2003:


                                               Number of securities                                Number of securities
                                                to be issued upon       Weighted-average      remaining available for future
                                                   exercise of         exercise price of          issuance under equity
               Plan Category                   outstanding options    outstanding options           compensation plans
---------------------------------------------  ---------------------  ---------------------   -------------------------------
Equity compensation plans
approved by security holders:
   2001 Stock Plan (1)                                    1,827,817    $           12.48                          1,334,551
   Non-Employee Director Stock Plan (2)                      22,666    $             -                               68,000

Equity compensation plans
   not approved by security holders                              -                   -                                  -
                                               ---------------------                        --------------------------------
Total (3)                                                 1,850,483    $           12.33                          1,402,551
                                               =====================                        ================================


     (1) The number of securities to be issued upon exercise of outstanding options for the 2001 Stock Plan includes 327,700 shares of restricted stock. The calculation of the weighted-average exercise price of outstanding options for the 2001 Stock Plan includes 327,700 shares of restricted stock for which the exercise price is zero. The number of securities remaining available for future issuance under equity compensation plans includes 422,300 shares that may be issued as restricted stock.

     (2) The Non-Employee Director Stock Plan is comprised solely of restricted stock for which the exercise price is zero.

     (3) Included in the total number of securities to be issued upon exercise of outstanding options are 350,366 shares of restricted stock. The calculation of the total weighted-average exercise price of outstanding options includes 350,366 shares of restricted stock for which the exercise price is zero. The number of securities remaining available for future issuance under equity compensation plans includes 422,300 shares that may be issued as restricted stock and 68,000 shares available for issuance solely as restricted stock.

     For further details relating to our equity compensation plans, see Note 12, "Stock Plans" of our "Notes to Consolidated Financial Statements" included in
Item 8 herein.


ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.


ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Information concerning Principal Accountant Fees and Services is set forth under the heading "Proposal 2: Approval of Appointment of Imagistics' Independent Accountants" in the Imagistics Proxy Statement for the 2004 Annual Meeting of Stockholders and is incorporated herein by reference.

                                     PART IV


ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following financial statements are filed as part of this Annual Report on Form 10-K under "Item 8. Financial Statements and Supplementary Data" in Part II of this report:

             1.       Financial Statements

                           Report of Independent Auditors

                           Consolidated Statement of Operations for each of the three years in the period ended December 31, 2003

                           Consolidated Balance Sheets at December 31, 2003 and 2002

                           Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Income (Loss) for each of the three years in the period ended December 31, 2003

                           Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2003

                           Notes to Consolidated Financial Statements

             2. Financial Statement Report and Schedule filed as part of this report pursuant to Item 8 of this report:

                           Report of PricewaterhouseCoopers LLP dated February 19, 2004 on the company's financial statement schedule filed as part hereof for the fiscal years ended December 31, 2003, 2002 and 2001.

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

     (b)   Reports on Form 8-K.

             During the quarter ended December 31, 2003, the following Current Report on Form 8-K was filed.

           On November 13, 2003, we filed a Current Report on Form 8-K, under
     Item 9 furnished pursuant to Item 12, which included a copy of our press release dated November 13, 2003 in which we announced our earnings for the fiscal quarter ended September 30, 2003 and certain additional matters.

     (c) Exhibits.

            The following documents are filed as exhibits hereto:

EXHIBIT
NUMBER      DESCRIPTION
-------     -----------



3.1      Amended and Restated Certificate of Incorporation (3)
3.2      Amended and Restated Bylaws (1)
3.3 Certificate of Designation of Series A Junior Participating Preferred Stock, dated August 1, 2002 (6)
4.1      Form of Imagistics International Inc. Common Stock Certificate (1)
10.1 Tax Separation Agreement between Pitney Bowes Inc. and Imagistics International Inc. (3)
10.2 Transition Services Agreement between Pitney Bowes Inc. and Imagistics International Inc. (3)
10.3 Distribution Agreement between Pitney Bowes Inc. and Imagistics International Inc. (3)
10.4 Intellectual Property Agreement between Pitney Bowes Inc. and Imagistics International Inc. (3)
10.5 Reseller Agreement between Pitney Bowes Management Services and Imagistics International Inc. (3)
10.6 Reseller Agreement between Pitney Bowes of Canada and Imagistics International Inc. (3)
10.7 Vendor Financing Agreement between Pitney Bowes Credit Corporation and Imagistics International Inc. (3)
10.8 Form of Sublease Agreement between Pitney Bowes Inc. and Imagistics International Inc. (2)
10.9 Form of Sublease and License Agreement between Pitney Bowes Inc. and Imagistics International Inc. (2)
10.10 Form of Assignment and Novation Agreement between Pitney Bowes Inc. and Imagistics International Inc. (2)
10.11    Imagistics International Inc. 2001 Stock Plan (1)
10.12    Imagistics International Inc. Key Employees' Incentive Plan (3)
10.13    Imagistics International Inc. Non-Employee Directors' Stock Plan (1)
10.14    Letter Agreement between Pitney Bowes Inc. and Marc C. Breslawsky (1)
10.15    Letter Agreement between Pitney Bowes Inc. and Joseph D. Skrzypczak (1)
10.16    Letter Agreement between Pitney Bowes Inc. and Mark S. Flynn (1)
10.17 Credit Agreement between Imagistics International Inc. and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Syndication Agent, Fleet Capital Corporation, as Administrative Agent
         (3)
10.18 Rights Agreement between Imagistics International Inc. and EquiServe Trust Company, N.A. (3)
10.19 Employment Agreement between Imagistics International Inc. and Marc C. Breslawsky (3)
10.20    Employment Agreement between Imagistics International Inc. and Joseph
         D. Skrzypczak (3)
10.21 Employment Agreement between Imagistics International Inc. and Christine B. Allen (3)
10.22 Employment Agreement between Imagistics International Inc. and John C. Chillock (3)
10.23 Employment Agreement between Imagistics International Inc. and Chris C. Dewart (3)
10.24 Employment Agreement between Imagistics International Inc. and Mark S. Flynn (3)
10.25 Employment Agreement between Imagistics International Inc. and Nathaniel M. Gifford (3)
10.26    Employment Agreement between Imagistics International Inc. and Joseph
         W. Higgins (3)
10.27 Amendment No. 1 to Credit Agreement between Imagistics International Inc. and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Syndication Agent, Fleet Capital Corporation, as Administrative Agent, and the Lenders identified therein (4)
10.28 Amendment No. 2 to Credit Agreement between Imagistics International Inc. and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Syndication Agent, Fleet Capital Corporation, as Administrative Agent, and the Lenders identified therein (5)
10.29    First Amendment to Imagistics International Inc. 2001 Stock Plan (6)
10.30 First Amendment to Rights Agreement between Imagistics International Inc. and EquiServe Trust Company, N.A. (6)
10.31 Amendment No. 3 to Credit Agreement between Imagistics International Inc. and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Syndication Agent, Fleet Capital Corporation, as Administrative Agent, and the Lenders identified therein (7)
10.32 Amendment No. 1 to Transition Services Agreement between Pitney Bowes Inc. and Imagistics International Inc. (8)
10.33 Amendment No. 4 to Credit Agreement between Imagistics International Inc. and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Syndication Agent, Fleet Capital Corporation, as Administrative Agent, and the Lenders identified therein (9)
10.34 Reseller Agreement between Pitney Bowes of Canada Ltd. and Imagistics International Inc.
21.1     Subsidiaries of Imagistics International Inc.
23.1     Consent of PricewaterhouseCoopers LLP

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

                                         IMAGISTICS INTERNATIONAL INC.

Dated: March 12, 2004                    By /s/ MARC C. BRESLAWSKY
                                            ----------------------
                                            Marc C. Breslawsky
                                            Chairman and Chief Executive Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                                                    TITLE                             DATE

           /s/ MARC C. BRESLAWSKY              Chairman, Chief Executive Officer and Director    March 12, 2004
               ------------------
           Marc C. Breslawsky


           /s/ JOSEPH D. SKRZYPCZAK            Chief Financial Officer                           March 12, 2004
               --------------------
           Joseph D. Skrzypczak


           /s/ TIMOTHY E. COYNE                Vice President, Corporate Controller              March 12, 2004
               ----------------                Principal Accounting Officer
           Timothy E. Coyne


           /s/ THELMA R. ALBRIGHT              Director                                          March 12, 2004
               ------------------
           Thelma R. Albright


           /s/ T. KEVIN DUNNIGAN               Director                                          March 12, 2004
             -------------------
           T. Kevin Dunnigan


           /s/ IRA D. HALL                     Director                                          March 12, 2004
             -------------
           Ira D. Hall


           /s/ CRAIG R. SMITH                  Director                                          March 12, 2004
             ----------------
           Craig R. Smith


           /s/ JAMES A. THOMAS                 Director                                          March 12, 2004
             -----------------
           James A. Thomas


           /s/ RONALD L. TURNER                Director                                          March 12, 2004
             ------------------
           Ronald L. Turner

                         REPORT OF INDEPENDENT AUDITORS
                         ON FINANCIAL STATEMENT SCHEDULE

TO THE STOCKHOLDERS AND BOARD OF DIRECTORS OF IMAGISTICS INTERNATIONAL INC.

Our audits of the consolidated financial statements referred to in our report dated February 19, 2004, appearing in the 2003 Annual Report on Form 10-K of Imagistics International Inc. also included an audit of the financial statement schedule listed in Item 15 (a) (2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



/s/ PricewaterhouseCoopers LLP
Stamford, Connecticut
February 19, 2004

                          IMAGISTICS INTERNATIONAL INC.

      SCHEDULE (II) - VALUATION AND QUALIFYING ACCOUNTS FOR THE YEARS ENDED
                        DECEMBER 31, 2001, 2002 AND 2003
                                  (THOUSANDS)


     The information set forth below should be read in conjunction with our consolidated financial statements and notes thereto included in Item 8 herein.

                                         BALANCE AT
                                        BEGINNING OF        CHARGES, COSTS                           BALANCE AT
                                           PERIOD            AND EXPENSES         DEDUCTIONS        END OF PERIOD
                                     ------------------  ------------------  ------------------  ------------------
Allowance for doubtful accounts:
      2001                                $ 2,992             $ 12,089            $ (8,893)           $  6,188
      2002                                $ 6,188             $  4,886            $ (5,282)           $  5,792
      2003                                $ 5,792             $  6,656            $ (1,873)           $ 10,575




                                         BALANCE AT
                                        BEGINNING OF        ADDITIONS TO          CHARGES/           BALANCE AT
                                           PERIOD             ALLOWANCE            RETURNS          END OF PERIOD
                                     ------------------  ------------------  ------------------  ------------------
Sales, rental and service revenue
returns and allowances:
      2001                                $ 1,500             $ 29,942            $(29,292)           $  2,150
      2002                                $ 2,150             $ 30,974            $(30,104)           $  3,020
      2003                                $ 3,020             $ 30,025            $(30,475)           $  2,570