Form 10-Q
period 2004-03-31
IMAGISTICS INTERNATIONAL INC
filed 2004-05-10
CIK 1137019

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended March 31, 2004

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from _________ to _________

                         Commission File Number 1-16449

                          IMAGISTICS INTERNATIONAL INC.
             (Exact Name of Registrant as Specified in Its Charter)

           Delaware                                      06-1611068
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)

           100 Oakview Drive
         Trumbull, Connecticut                             06611
(Address of Principal Executive Offices)                 (Zip Code)

                                 (203) 365-7000
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No |_|

Number of shares of Imagistics Common Stock, par value $0.01 per share, outstanding as of April 30, 2004: 16,650,609

================================================================================

                          IMAGISTICS INTERNATIONAL INC.

                                Table of Contents

PART I - FINANCIAL INFORMATION ...................................................................................   3

ITEM 1.  FINANCIAL STATEMENTS ....................................................................................   3
         Consolidated Statements of Income for the three months ended March 31, 2004 and 2003 (Unaudited) ........   3
         Consolidated Balance Sheets as of March 31, 2004 (Unaudited) and December 31, 2003 ......................   4
         Consolidated Statements of Cash Flows for the three months ended March 31, 2004 and 2003 (Unaudited) ....   5
         Notes to Consolidated Financial Statements ..............................................................   6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
           OF OPERATIONS .........................................................................................  16

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ..............................................  25

ITEM 4.  CONTROLS AND PROCEDURES .................................................................................  25

PART II - OTHER INFORMATION ......................................................................................  26

ITEM 1.  LEGAL PROCEEDINGS .......................................................................................  26

ITEM 2.  CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES ........................  26

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K ........................................................................  26

SIGNATURES .......................................................................................................  28

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          IMAGISTICS INTERNATIONAL INC.

                        Consolidated Statements of Income
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)

                                                     For the three months ended
                                                              March 31,
                                                    ----------------------------
                                                        2004             2003
                                                    -----------      -----------
Revenue:
    Sales                                           $    82,555      $    73,053
    Rentals                                              54,411           57,068
    Support services                                     21,356           20,801
                                                    -----------      -----------
Total revenue                                           158,322          150,922
    Cost of sales                                        48,946           45,244
    Cost of rentals                                      15,790           19,171
    Selling, service and administrative expenses         82,567           76,865
                                                    -----------      -----------
Operating income                                         11,019            9,642
    Interest expense                                        935            1,629
                                                    -----------      -----------
Income before income taxes                               10,084            8,013
    Provision for income taxes                            4,337            3,247
                                                    -----------      -----------
Net income                                          $     5,747      $     4,766
                                                    ===========      ===========

Earnings per share:
    Basic                                           $      0.35      $      0.28
                                                    ===========      ===========
    Diluted                                         $      0.34      $      0.27
                                                    ===========      ===========

Shares used in computing earnings per share:
    Basic                                            16,385,689       17,228,940
                                                    ===========      ===========
    Diluted                                          17,111,771       17,780,016
                                                    ===========      ===========

                 See Notes to Consolidated Financial Statements

                          IMAGISTICS INTERNATIONAL INC.

                           Consolidated Balance Sheets
                (Dollars in thousands, except per share amounts)

                                                                                        March 31,      December 31,
                                                                                          2004             2003
                                                                                       -----------     ------------
                                                                                       (Unaudited)
Assets
Current assets:
    Cash                                                                                $  12,521       $  22,938
    Accounts receivable, net of allowances of $11,785 and $10,575
      at March 31, 2004 and December 31, 2003, respectively                               119,754         107,690
    Accrued billings                                                                       22,171          20,862
    Inventories                                                                            83,614          86,134
    Current deferred taxes on income                                                       26,666          24,191
    Other current assets and prepaid expenses                                               5,835           4,806
                                                                                        ---------       ---------
        Total current assets                                                              270,561         266,621
Property, plant and equipment, net                                                         53,519          53,204
Rental equipment, net                                                                      63,166          67,179
Goodwill, net                                                                              59,000          55,447
Other assets                                                                                4,253           4,281
                                                                                        ---------       ---------
        Total assets                                                                    $ 450,499       $ 446,732
                                                                                        =========       =========

Liabilities and Stockholders' Equity
Current liabilities:
    Current portion of long-term debt                                                   $     545       $     545
    Accounts payable and accrued liabilities                                               67,053          79,291
    Advance billings                                                                       15,156          16,323
                                                                                        ---------       ---------
        Total current liabilities                                                          82,754          96,159
Long-term debt                                                                             77,768          62,903
Deferred taxes on income                                                                   17,867          17,919
Other liabilities                                                                           3,373           2,350
                                                                                        ---------       ---------
        Total liabilities                                                                 181,762         179,331
Commitments and contingencies (see Note 8)
Stockholders' equity:
    Preferred stock ($1.00 par value; 10,000,000 shares authorized, none issued)               --              --
    Common stock ($0.01 par value; 150,000,000 shares authorized, 19,939,445
      and 19,871,061 issued at March 31, 2004 and December 31, 2003, respectively)            199             199
    Additional paid-in-capital                                                            296,231         295,176
    Retained earnings                                                                      40,727          34,981
    Treasury stock, at cost (3,245,778 and 3,096,878 at
      March 31, 2004 and December 31, 2003, respectively)                                 (69,053)        (62,783)
    Unearned compensation                                                                  (1,486)         (1,934)
    Accumulated other comprehensive income                                                  2,119           1,762
                                                                                        ---------       ---------
        Total stockholders' equity                                                        268,737         267,401
                                                                                        ---------       ---------
        Total liabilities and stockholders' equity                                      $ 450,499       $ 446,732
                                                                                        =========       =========

                 See Notes to Consolidated Financial Statements

                          IMAGISTICS INTERNATIONAL INC.

                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)
                                   (Unaudited)

                                                                  For the three months ended
                                                                          March 31,
                                                                  --------------------------
                                                                     2004           2003
                                                                   --------       --------
Cash flows from operating activities:
    Net income                                                     $  5,747       $  4,766
    Adjustments to reconcile net income to net cash
    provided by operating activities:
       Depreciation and amortization                                 17,083         18,981
       Provision for bad debt                                         2,380          2,602
       Provision for inventory obsolescence                           1,368          1,533
       Deferred taxes on income                                      (2,526)           297
       Change in assets and liabilities, net of acquisitions:
          Accounts receivable                                       (13,706)         5,097
          Accrued billings                                           (1,310)          (392)
          Inventories                                                 1,508         (1,047)
          Other current assets and prepaid expenses                  (1,023)        (2,058)
          Accounts payable and accrued liabilities                  (13,097)        (5,919)
          Advance billings                                           (1,271)          (418)
       Other, net                                                     1,153           (966)
                                                                   --------       --------
          Net cash (used in) provided by operating activities        (3,694)        22,476
Cash flows from investing activities:
    Expenditures for rental equipment assets                         (9,776)       (10,622)
    Expenditures for property, plant and equipment                   (2,791)        (4,824)
    Acquisitions                                                     (3,806)            --
                                                                   --------       --------
          Net cash used in investing activities                     (16,373)       (15,446)
Cash flows from financing activities:
    Exercises of stock options, including sales
       under employee stock purchase plan                             1,056            909
    Purchases of treasury stock                                      (6,270)       (12,597)
    Repayments under term loan                                         (136)          (187)
    Net borrowings under revolving credit facility                   15,000             --
                                                                   --------       --------
          Net cash provided by (used in) financing activities         9,650        (11,875)
                                                                   --------       --------
Decrease in cash                                                    (10,417)        (4,845)
Cash at beginning of period                                          22,938         31,325
                                                                   --------       --------
Cash at end of period                                              $ 12,521       $ 26,480
                                                                   ========       ========

                 See Notes to Consolidated Financial Statements

                          IMAGISTICS INTERNATIONAL INC.

                   Notes to Consolidated Financial Statements
   (Dollars in thousands, except per share amounts and as otherwise indicated)
                                   (Unaudited)

1. Background and Basis of Presentation

      Background

      Imagistics International Inc. (the "Company" or "Imagistics") is a large direct sales, service and marketing organization offering business document imaging and management solutions, including copiers, multifunctional products and facsimile machines, in the United States, Canada and United Kingdom. The Company's primary customers include large corporate customers known as national accounts, government entities and mid-size and regional businesses known as commercial accounts. Multifunctional products, often referred to as MFPs, offer the multiple functionality of printing, copying, scanning and faxing in a single unit. In addition, the Company offers a range of document imaging options including digital, analog, color and/or networked products and systems.

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

      Pitney Bowes received tax rulings from the Internal Revenue Service stating that, subject to certain representations, the Distribution qualified as tax-free to Pitney Bowes and its stockholders for United States federal income tax purposes.

      Basis of presentation

      The unaudited interim consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (the "SEC") and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the management of the Company, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of results of operations, financial position and cash flows as of and for the periods presented have been included. Certain previously reported amounts have been reclassified to conform to the current year presentation.

      The Company believes that the disclosures contained in the unaudited interim consolidated financial statements are adequate to keep the information presented from being misleading. The results for the three months ended March 31, 2004 are not necessarily indicative of the results for the full year. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K for the year ended December 31, 2003 filed with the SEC on March 12, 2004.

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

                          IMAGISTICS INTERNATIONAL INC.

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

                          IMAGISTICS INTERNATIONAL INC.

      The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation:

                                                                     For the three months ended
                                                                             March 31,
                                                                     --------------------------
                                                                        2004            2003
                                                                     ---------       ---------
Net income, as reported                                              $   5,747       $   4,766
Add: Stock-based compensation expense
     included in net income, net of related tax effects                    449             388
Deduct: Total stock-based compensation expense
     based on the fair value method, net of related tax effects         (1,012)           (837)
                                                                     ---------       ---------
Pro forma net income                                                 $   5,184       $   4,317
                                                                     =========       =========

Basic earnings per share:
     As reported                                                     $    0.35       $    0.28
     Pro forma                                                       $    0.31       $    0.25

Diluted earnings per share:
     As reported                                                     $    0.34       $    0.27
     Pro forma                                                       $    0.30       $    0.24

3. Supplemental Information

      Inventories

      Inventories consisted of the following at March 31, 2004 and December 31, 2003:

                                                  March 31,         December 31,
                                                    2004               2003
                                                  ---------         ------------
Finished products                                  $48,313            $50,726
Supplies and service parts                          35,301             35,408
                                                   -------            -------
     Total inventories                             $83,614            $86,134
                                                   =======            =======

                          IMAGISTICS INTERNATIONAL INC.

      Fixed assets

      Fixed assets consisted of the following at March 31, 2004 and December 31, 2003:

                                                    March 31,       December 31,
                                                       2004             2003
                                                    ---------       ------------
Land                                                $   1,356        $   1,356
Buildings and leasehold improvements                   11,220           10,976
Machinery and equipment                                24,135           23,474
Computers and software                                 49,317           47,356
                                                    ---------        ---------
     Property, plant and equipment, gross              86,028           83,162
Accumulated depreciation                              (32,509)         (29,958)
                                                    ---------        ---------
     Property, plant and equipment, net             $  53,519        $  53,204
                                                    =========        =========

Rental equipment, gross                             $ 323,592        $ 333,563
Accumulated depreciation                             (260,426)        (266,384)
                                                    ---------        ---------
     Rental equipment, net                          $  63,166        $  67,179
                                                    =========        =========

      Depreciation and amortization expense was $17.1 million and $19.0 million for the three months ended March 31, 2004 and 2003, respectively. Unamortized software costs totaled $27.8 million as of March 31, 2004 and $27.0 million as of December 31, 2003. Amortization expense on account of capitalized software totaled $1.0 million and $0.2 million for the three months ended March 31, 2004 and 2003, respectively.

      Current liabilities

      Accounts payable and accrued liabilities consisted of the following at March 31, 2004 and December 31, 2003:

                                                      March 31,     December 31,
                                                         2004           2003
                                                      ---------     ------------
Accounts payable                                       $20,252        $33,237
Accrued compensation and benefits                        5,562          8,321
Other non-income taxes payable                           6,160          6,626
Other accrued liabilities                               35,079         31,107
                                                       -------        -------
     Accounts payable and accrued liabilities          $67,053        $79,291
                                                       =======        =======

      Comprehensive income

      Comprehensive income consisted of the following for the three months ended March 31, 2004 and 2003:

                                                      For the three months ended
                                                              March 31,
                                                      --------------------------
                                                         2004            2003
                                                        ------          ------
Net income                                              $5,747          $4,766
Translation adjustment                                     357              47
Unrealized gain on cash flow hedges                         --              29
                                                        ------          ------
      Comprehensive income                              $6,104          $4,842
                                                        ======          ======

                          IMAGISTICS INTERNATIONAL INC.

      Treasury stock

      The following table summarizes the Company's treasury stock transactions:

                                                              Treasury stock
                                                         Shares           Cost
                                                        ---------        -------
Balance at December 31, 2003                            3,096,878        $62,783
Purchases under stock buy back program                    148,900          6,270
                                                        ---------        -------
Balance at March 31, 2004                               3,245,778        $69,053
                                                        =========        =======

      Cash flow information

      Cash paid for income taxes was $637 and $1,898 for the three months ended March 31, 2004 and 2003, respectively. Cash paid for interest was $682 and $1,424 for the three months ended March 31, 2004 and 2003, respectively.

4. Business Segment Information

      The Company operates in two reportable segments based on geographic area:
North America and the United Kingdom. Revenues are attributed to geographic regions based on where the revenues are derived.

                                                      For the three months ended
                                                              March 31,
                                                      --------------------------
                                                         2004            2003
                                                       --------        --------
Revenues:
     North America                                     $152,633        $145,503
     United Kingdom                                       5,689           5,419
                                                       --------        --------
         Total revenues                                $158,322        $150,922
                                                       ========        ========

Income before income taxes:
     North America                                     $  9,033        $  6,901
     United Kingdom                                       1,051           1,112
                                                       --------        --------
         Total income before income taxes              $ 10,084        $  8,013
                                                       ========        ========

      Revenues from Pitney Bowes, substantially all of which are generated in the North America segment, consisted of the following for the three months ended March 31, 2004 and 2003:

                                                      For the three months ended
                                                              March 31,
                                                      --------------------------
                                                         2004            2003
                                                       -------         -------
Revenues from Pitney Bowes:
     Pitney Bowes of Canada                            $10,143         $ 6,369
     Other subsidiaries of Pitney Bowes                  5,407           6,421
                                                       -------         -------
         Sub-total                                      15,550          12,790
     Pitney Bowes Credit Corporation                    19,648          21,436
                                                       -------         -------
         Total                                         $35,198         $34,226
                                                       =======         =======

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

                          IMAGISTICS INTERNATIONAL INC.

      The following tables show identifiable long-lived assets and total assets for each reportable segment at March 31, 2004 and December 31, 2003.

                                                       March 31,    December 31,
                                                         2004           2003
                                                       ---------    ------------
Identifiable long-lived assets:
     North America                                     $176,164       $176,157
     United Kingdom                                       3,775          3,954
                                                       --------       --------
         Total identifiable long-lived assets          $179,939       $180,111
                                                       ========       ========

Total assets:
     North America                                     $435,388       $428,885
     United Kingdom                                      15,111         17,847
                                                       --------       --------
         Total assets                                  $450,499       $446,732
                                                       ========       ========

      Identifiable long-lived assets in North America included goodwill of $59.0 million and $55.4 million at March 31, 2004 and December 31, 2003, respectively.

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

      Most of the Company's product purchases are from overseas vendors, the majority of which are from a limited number of Japanese suppliers who operate manufacturing facilities in Asia. Although the Company currently sources products from a number of manufacturers throughout the world, a significant portion of new copier/MFP equipment is currently obtained from three suppliers. If these suppliers were unable to deliver products for a significant period of time, the Company would be required to find replacement products from an alternative supplier or suppliers, which may not be available on a timely or cost effective basis. The Company's operating results could be adversely affected if a significant supplier were unable to deliver sufficient product.

5. Earnings Per Share Calculation

      Basic earnings per share was calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share was calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding plus all dilutive common stock equivalents outstanding during the period. The calculation of diluted earnings per share did not include shares underlying approximately 7,300 and 312,250 options for the three months ended March 31, 2004 and 2003, respectively, since they were antidilutive for the periods presented.

                          IMAGISTICS INTERNATIONAL INC.

      A reconciliation of the basic and diluted earnings per share computation is as follows:

                                                                  For the three months ended
                                                                          March 31,
                                                                 ----------------------------
                                                                     2004             2003
                                                                 -----------      -----------
Net income available to common stockholders                      $     5,747      $     4,766
                                                                 ===========      ===========

Weighted average common shares outstanding                        16,735,389       17,568,605
      Less: non-vested restricted stock                              349,700          339,665
                                                                 -----------      -----------
Weighted average common shares for basic earnings per share       16,385,689       17,228,940
      Add: dilutive effect of restricted stock                       211,994          339,665
      Add: dilutive effect of stock options                          514,088          211,411
                                                                 -----------      -----------
Weighted average common shares and equivalents
   for diluted earnings per share                                 17,111,771       17,780,016
                                                                 ===========      ===========

Basic earnings per share                                         $      0.35      $      0.28
                                                                 ===========      ===========
Diluted earnings per share                                       $      0.34      $      0.27
                                                                 ===========      ===========

6. Goodwill and Goodwill Amortization

      The Company accounts for goodwill in accordance with SFAS No. 142 "Goodwill and Other Intangible Assets," which requires that goodwill and certain other intangible assets having indefinite lives no longer be amortized to earnings, but instead be tested for impairment annually and on an interim basis if events or changes in circumstances indicate that goodwill might be impaired. The Company performed its annual test for impairment as of October 1, 2003 using the discounted cash flow valuation method.There was no impairment to the value of the Company's recorded goodwill. As of March 31, 2004, there were no events or changes in circumstances that would indicate that goodwill might be impaired. The carrying value of goodwill as of March 31, 2004 increased $3.5 million as a result of an acquisition (see Note 10). The carrying value of goodwill of $59.0 million as of March 31, 2004 is attributable to the North America geographic segment.

7. Long-Term Debt

      Long-term debt consisted of the following at March 31, 2004 and December 31, 2003:

                                                  March 31,         December 31,
                                                     2004               2003
                                                  ---------         ------------
Revolving Credit Facillity                         $25,000            $10,000
Term Loan                                           53,313             53,448
Less: current maturities                               545                545
                                                   -------            -------
     Total long-term debt                          $77,768            $62,903
                                                   =======            =======

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

                          IMAGISTICS INTERNATIONAL INC.

      On March 19, 2002, the Credit Agreement was amended to increase the total amount of the Company's stock permitted to be repurchased from $20 million to $30 million. On July 19, 2002, the Credit Agreement was amended to increase the total amount of the Company's stock permitted to be repurchased from $30 million to $58 million and to reduce the Term Loan interest rates to LIBOR plus a margin of from 2.75% to 3.75%, from LIBOR plus a margin of from 3.50% to 3.75%, depending on the Company's leverage ratio, or the Fleet Bank base lending rate plus a margin of from 1.75% to 2.75%, from the Fleet Bank base lending rate plus a margin of from 2.50% to 2.75%, depending on the Company's leverage ratio. On March 5, 2003, the Credit Agreement was amended to increase the total amount of the Company's stock permitted to be repurchased from $58 million to $78 million, to reduce the minimum earnings before interest, taxes, depreciation and amortization covenant to $100 million for the remainder of the term of the Credit Agreement and to revise the limitation on capital expenditures. On May 16, 2003, the Credit Agreement was amended (the "Fourth Amendment") to reduce the aggregate amount of the Revolving Credit Facility from $125 million to $95 million, to delete the requirement that the Company maintain interest rate protection with respect to at least 50% of the aggregate principal amount of the Term Loan, to reduce and fix the Term Loan interest rate to LIBOR plus a margin of 2.25%, from LIBOR plus a margin of from 2.75% to 3.75%, depending on the Company's leverage ratio, or to the Fleet Bank base lending rate plus a margin of 1.25%, from the Fleet Bank base lending rate plus a margin of from 1.75% to 2.75%, depending on the Company's leverage ratio, to reduce and fix the Revolving Credit Facility interest rate to LIBOR plus a margin of 1.25%, from LIBOR plus a margin of from 2.25% to 3.00%, depending on the Company's leverage ratio, or to the Fleet Bank base lending rate plus a margin of 0.25%, from the Fleet Bank base lending rate plus a margin of from 1.25% to 2.00%, depending on the Company's leverage ratio and to fix the commitment fee at 0.375% on the average daily unused portion of the Revolving Credit Facility from 0.375% to 0.500% on the average daily unused portion of the Revolving Credit Facility, depending on the Company's leverage ratio. On May 7, 2004, the Credit Agreement was further amended (the "Fifth Amendment") to increase the amount of the Company's stock permitted to be repurchased from $78 million to $108 million, to increase the aggregate amount of acquisition consideration paid for acquisitions from $30 million to $60 million and to remove the requirement for annual borrowing base audits so long as $50 million or more of borrowings are available under the Credit Agreement and the fixed charge ratio, as defined in the Fifth Amendment, is 2.0 or higher.

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

                         IMAGISTICS INTERNATIONAL INC.

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

      In each of these circumstances, payment by the Company is contingent on Pitney Bowes making a claim. As such, it is not possible to predict the maximum potential future payments under these agreements. As of March 31, 2004, the Company has not paid any material amounts pursuant to the above indemnifications other than expenses incurred in connection with the defense and settlement of assumed claims asserted in connection with the operation of the Company in the ordinary course of business. The Company believes that if it were to incur a loss in any of these matters, such loss would not have a material adverse effect on the Company's financial position, results of operations or cash flows.

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

      Risks and uncertainties

      In October 2003, the Company began the implementation of Phase II of its enterprise resource planning ("ERP") system, consisting of order management, order fulfillment, billing, cash collection, service management and sales compensation. As a result of this implementation, the Company has experienced, as expected, certain temporary processing inefficiencies, which have resulted in a short-term increase in working capital requirements, particularly accounts receivable, due to the standardization of the Company's billing practices and schedules across all product lines, the initial temporary suspension in invoicing the Company's customers during the conversion to the new ERP system and delays in collections resulting from customer inquiries relating to changes to the Company's billing policies and invoice format and an increase in rebilling activity to satisfy customer requirements. The Company believes that the increase in accounts receivable is temporary and that its collection losses related to these temporarily suspended amounts will not be materially different than its historical experience. However, if collection losses related to these amounts are significantly higher than the Company's historical experience, the Company would recognize an increase in its provision for bad debt in the near future. In addition, certain of the temporary processing inefficiencies have resulted in delays in certain product shipments, service responsiveness and potential inaccuracies in calculated sales compensation. These issues, coupled with certain revisions to the Company's billing practices, could have a negative impact on customer service and satisfaction and employee retention, which could result in a potential loss of business. The Company is engaged in a period of stabilization and clean up, as is typical of a large ERP implementation and the Company anticipates that this transition will be completed during 2004. Although no assurance can be given that these efforts will be successful in the time periods expected, other than the temporary increase in working capital requirements, the Company does not anticipate that these issues will have a material adverse effect on its financial position, results of operations or future cash flows.

9. Separation Agreements

      The Company and Pitney Bowes entered into a transition services agreement that provided for Pitney Bowes to provide certain services to the Company for a limited time following the Distribution. These services were provided at cost and included information technology, computing, telecommunications, certain accounting, field service of equipment and dispatch call center services. The Company and Pitney Bowes had agreed to an extension until December 31, 2003, of the transition services agreement as it related to information technology and related services. Services provided under this extension were at negotiated

                         IMAGISTICS INTERNATIONAL INC.

market rates. Except for field service of equipment, all of the services provided by Pitney Bowes under these agreements have ceased in accordance with the terms of the agreements.

      The Company and Pitney Bowes entered into a one-year service agreement on an arms-length basis relating to field service of equipment in certain remote geographic locations not covered by the Company's direct service organization. This agreement expires on July 1, 2004. Services provided under this agreement are at negotiated prices.

      The Company paid Pitney Bowes $1.3 million for the three months ended March 31, 2004 in connection with field service of equipment. The Company paid Pitney Bowes $6.4 million for the three months ended March 31, 2003 in connection with the transition services agreement, field service of equipment and other administrative expenses.

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

10. Acquisitions

      Effective March 16, 2004, the Company completed its acquisition of substantially all of the assets and business of an independent dealer of copier and multifunctional equipment and related support services in Canada, to continue to expand the Company's geographic sales and service capabilities. The aggregate purchase price was $4.4 million, consisting of $3.8 million cash paid at closing, $0.3 million payable 120 days from closing and $0.3 million payable 24 months after closing. Of the aggregate purchase price, $0.6 million was allocated to the assets acquired and liabilities assumed at the date of acquisition and $3.8 million was allocated to intangible and other assets, of which $3.5 million was goodwill.

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

      The above acquisitions were accounted for using the purchase method of accounting and, accordingly, the results of the acquired businesses have been included in the Company's consolidated financial statements from the respective dates of acquisition.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion should be read in conjunction with the audited consolidated financial statements and the notes thereto, included in our latest Annual Report on Form 10-K for the year ended December 31, 2003 filed with the United States Securities and Exchange Commission on March 12, 2004, as well as the unaudited consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q. This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Please see "Risk Factors That Could Cause Results To Vary" and "Special Note About Forward-Looking Statements" for a discussion of the uncertainties, risks and assumptions associated with these forward-looking statements. Our actual results could differ materially from those forward-looking statements discussed in this section. For the purposes of the following discussion, unless the context otherwise requires, "Imagistics International Inc." and "Imagistics," refers to Imagistics International Inc. and subsidiaries.

OVERVIEW

      Imagistics is a large direct sales, service and marketing organization offering business document imaging and management solutions, including copiers, multifunctional products and facsimile machines, in the United States, Canada and United Kingdom. Our primary customers include large corporate customers known as national accounts, government entities and mid-size and regional businesses known as commercial accounts. Multifunctional products, often referred to as MFPs, offer the multiple functionality of printing, copying, scanning and faxing in a single unit. In addition, we offer a range of document imaging options including digital, analog, color and/or networked products and systems.

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

      Rental Equipment

      Rental equipment is comprised of equipment on rent to customers and is depreciated on the straight-line method over the estimated useful life of the equipment. Copier/MFP equipment is depreciated over three years and facsimile equipment placed in service prior to October 1, 2003 is depreciated over five years. Facsimile equipment placed in service on or after October 1, 2003 is depreciated over three years.

Revenues

(Dollars in thousands)

      The following table shows our revenue sources by product line for the periods indicated.

                                                    For the three months ended
                                                             March 31,
                                                   -----------------------------
                                                     2004                 2003
                                                   --------             --------
Copier/MFP product line                            $105,295             $ 92,223
Facsimile product line                               53,027               58,699
                                                   --------             --------
      Total revenue                                $158,322             $150,922
                                                   ========             ========

     The following table shows our revenue sources by segment for the periods indicated.

                                                      For the three months ended
                                                               March 31,
                                                      --------------------------
                                                         2004             2003
                                                       --------         --------
North America                                          $152,633         $145,503
United Kingdom                                            5,689            5,419
                                                       --------         --------
     Total revenue                                     $158,322         $150,922
                                                       ========         ========

      The following table shows our revenue from sales to Pitney Bowes of Canada under a reseller agreement, presented separately, for the three months ended March 31, 2004 compared with the same period in the prior year.

                                                      For the three months ended
                                                               March 31,
                                                      --------------------------
                                                         2004             2003
                                                       --------         --------
Revenue excluding Pitney Bowes of Canada               $148,179         $144,553
Sales to Pitney Bowes of Canada                          10,143            6,369
                                                       --------         --------
    Total revenue                                      $158,322         $150,922
                                                       ========         ========

      Sales to Pitney Bowes of Canada under a reseller arrangement are at margins significantly below the margins on sales to our direct customers. We expect to maintain a reseller arrangement with Pitney Bowes of Canada however, we are unable to predict the future level of sales to Pitney Bowes of Canada. We believe it is useful to analyze sales excluding sales to Pitney Bowes of Canada in order to better evaluate the effectiveness of our direct sales and marketing initiatives and our pricing policies.

      The following table shows our revenue and growth rates by revenue type and product line for the periods indicated.

                                     For the three months ended March 31,
                                       2004                        2003
                               --------------------        ---------------------
                                             Growth                      Growth
                                Revenue       rate         Revenue        rate
                               --------      ------        --------      -------
Sales
     Copier/MFP products       $ 59,623       21.4%        $ 49,115       (0.8%)
     Facsimile products          22,932       (4.2%)         23,938       (6.5%)
                               --------                    --------
     Total sales                 82,555       13.0%          73,053       (2.8%)

Rentals
     Copier/MFP products         26,149        6.1%          24,650        8.2%
     Facsimile products          28,262      (12.8%)         32,418       (9.4%)
                               --------                    --------
     Total rentals               54,411       (4.7%)         57,068       (2.5%)

Support services
     Copier/MFP products         19,523        5.8%          18,458       (1.7%)
     Facsimile products           1,833      (21.8%)          2,343      (13.5%)
                               --------                    --------
     Total support services      21,356        2.7%          20,801       (3.2%)
                               --------                    --------
     Total revenue             $158,322        4.9%        $150,922       (2.7%)
                               ========                    ========

Results of Operations

      The following table shows our statement of income data, expressed as a percentage of total revenue, for the periods indicated. The table also shows cost of sales as a percentage of sales revenue, cost of rentals as a percentage of rental revenue and our effective tax rate.

                                                    As a % of total revenue, except as noted
                                                      For the three months ended March 31,
                                                    ----------------------------------------
                                                             2004             2003
                                                             ----             ----
Equipment sales                                               28%              24%
Supplies sales                                                24%              24%
                                                             -----            -----
    Total sales                                               52%              48%
Equipment rentals                                             34%              38%
Support services                                              14%              14%
                                                             -----            -----
    Total revenue                                            100%             100%

Cost of sales                                                 31%              30%
Cost of rentals                                               10%              13%
Selling, service and administrative expenses                  52%              51%
                                                             -----            -----
    Operating income                                           7%               6%

Interest expense                                               1%               1%
                                                             -----            -----
    Income before income taxes                                 6%               5%
Provision for income taxes                                     2%               2%
                                                             -----            -----
    Net income                                                 4%               3%
                                                             =====            =====

Cost of sales as a percentage of sales revenue                59.3%            61.9%
                                                             =====            =====

Cost of rentals as a percentage of rental revenue             29.0%            33.6%
                                                             =====            =====

Effective tax rate                                            43.0%            40.5%
                                                             =====            =====

Three months ended March 31, 2004 and March 31, 2003

      Revenue. For the three months ended March 31, 2004, total revenue of $158,322 increased 5% versus revenue of $150,922 for the three months ended March 31, 2003 reflecting higher copier/MFP sales, rentals and support services revenue, partially offset by lower facsimile revenue. Excluding the impact of revenue attributable to sales to Pitney Bowes of Canada, which operates under a reseller arrangement, total revenue for the first quarter increased 3% versus the prior year.

      Equipment and supplies sales revenue of $82,555 increased 13% for the three months ended March 31, 2004 from $73,053 for the three months ended March 31, 2003, reflecting higher copier/MFP sales, partially offset by lower facsimile sales. Excluding the impact of sales to Pitney Bowes of Canada, total sales revenue increased 9% compared with the prior year. Copier/MFP sales increased 16% with particular improvement in our color product category and our mid-market digital black-and-white multifunctional products as well as increased copier/MFP supplies sales. Facsimile equipment and supplies sales declined 6% compared with the prior year. The rate of decline for facsimile equipment and supplies sales moderated during the first quarter as a result of a large sale to a national account customer. However, we still anticipate future revenue declines in our facsimile product line as part of the continuing decline in industry-wide facsimile usage.

      Equipment rental revenue of $54,411 for the three months ended March 31, 2004 declined 5% versus equipment rental revenue of $57,068 for the three months ended March 31, 2003, reflecting the continuing expected decline in facsimile rental revenues, partially offset by an increase in copier/MFP rental revenues resulting from a continuing copier/MFP marketing focus. Rental revenue derived from our copier/MFP product line increased 6% primarily reflecting the impact of an increase in page volumes. Rental revenue from our facsimile product line declined 13% versus the prior year reflecting a lower installed base and lower pricing.

      Support services revenue for the three months ended March 31, 2004 of $21,356, primarily derived from stand-alone service contracts, increased 3% versus support services revenue of $20,801 for the three months ended March 31, 2003, reflecting higher copier/MFP service revenue resulting primarily from higher page volumes, partially offset by lower facsimile service revenue due to lower pricing.

      Cost of sales. Cost of sales was $48,946 for the three months ended March 31, 2004 compared with $45,244 for the same period in 2003 and cost of sales as a percentage of sales revenue decreased to 59.3% for the three months ended March 31, 2004 from 61.9% for the three months ended March 31, 2003. This decrease was primarily due to our disciplined focus on improving profit margins and lower product cost, partially offset by an increase in lower margin sales to Pitney Bowes of Canada and the continuing shift in product mix toward lower margin copier/MFP products, away from the facsimile product line.

      Cost of rentals. Cost of rentals was $15,790 for the three months ended March 31, 2004 compared with $19,171 for the three months ended March 31, 2003 and cost of rentals as a percentage of rental revenue declined 4.6 percentage points to 29.0% for the three months ended March 31, 2004 from 33.6% for the three months ended March 31, 2003. This decline was due to product cost improvements coupled with the impact of our disciplined focus on improving profit margins, partially offset by an increase in the continuing mix of copier/MFP product rentals which have a higher cost as a percentage of rental revenue than facsimile machines.

      Selling, service and administrative expenses. Selling, service and administrative expenses of $82,567 were 52.2% of total revenue for the three months ended March 31, 2004 compared with $76,865, or 50.9% of total revenue for the three months ended March 31, 2003. Selling, service and administrative expenses increased 7% versus the prior year primarily resulting from higher compensation and benefit expenses relating to higher sales volume, increased sales headcount and adjustments to the sales compensation plans coupled with a higher proportion of enterprise resource planning ("ERP") and related costs expensed versus prior year, partially offset by lower costs resulting from the absence of payments to Pitney Bowes for information technology and related charges under the transition services agreement and lower advertising expenses.

      Field sales and service operating expenses are included in selling, service and administrative expenses because no meaningful allocation of these expenses to cost of sales, cost of rentals or cost of support services is practicable.

      Interest expense. Interest expense decreased to $935 for the three months ended March 31, 2004 from $1,629 for the three months ended March 31, 2004 due to lower interest rates, partially offset by higher debt levels. The weighted average interest rate for the three months ended March 31, 2004 was 3.1% versus 6.9% for the three months ended March 31, 2003.

      Effective tax rate. Our effective tax rate was 43.0% for the three months ended March 31, 2004 compared with 40.5% for the three months ended March 31, 2003 due to an increase in state and local income taxes and a foreign dividend net of foreign tax credits.

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

      We have pledged substantially all of our assets plus 65% of the stock of our subsidiaries as security for our obligations under the Credit Agreement. Available borrowings and letter of credit issuance under the Revolving Credit Facility are determined by a borrowing base consisting of a percentage of our eligible accounts receivable, inventory, rental assets and accrued and advance billings, less outstanding borrowings under the Term Loan.

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

      The Credit Agreement required us to manage our interest rate risk with respect to at least 50% of the aggregate principal amount of the Term Loan for a period of at least 36 months. Accordingly, we entered into two interest rate swap agreements in the notional amounts of $50 million and $30 million to convert the variable interest rate payable on the Term Loan to a fixed interest rate in order to hedge the exposure to variability in expected future cash flows. These interest rate swap agreements had been designated as cash flow hedges. The counterparties to the interest rate swap agreements were major international financial institutions. Under the terms of the swap agreements, we received payments based upon the 90-day LIBOR rate and remitted payments based upon a fixed rate. The fixed interest rates were 4.17% and 4.32% for the $50 million and the $30 million swap agreements, respectively.

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

      On March 19, 2002, the Credit Agreement was amended to increase the total amount of our stock permitted to be repurchased from $20 million to $30 million. On July 19, 2002, the Credit Agreement was further amended to increase the total amount of our stock permitted to be repurchased from $30 million to $58 million and to reduce the Term Loan interest rates to LIBOR plus a margin of from 2.75% to 3.75%, depending on our leverage ratio, or to the Fleet Bank base lending rate plus a margin of from 1.75% to 2.75%, depending on our leverage ratio. On March 5, 2003, the Credit Agreement was amended to increase the total amount of stock permitted to be repurchased from $58 million to $78 million, to reduce the minimum EBITDA covenant to $100 million for the remainder of the term of the Credit Agreement and to revise the limitation on capital expenditures. On May 16, 2003, the Credit Agreement was amended (the "Fourth Amendment") to reduce the aggregate amount of the Revolving Credit Facility from $125 million to $95 million, to delete the requirement that we maintain interest rate protection with respect to at least 50% of the aggregate principal amount of the Term Loan, to reduce and fix the Term Loan interest rate to LIBOR plus a margin of 2.25%, from LIBOR plus a margin of from 2.75% to 3.75%, depending on our leverage ratio, or to the Fleet Bank base lending rate plus a margin of 1.25%, from the Fleet Bank base lending rate plus a margin of from 1.75% to 2.75%, depending on our leverage ratio, to reduce and fix the Revolving Credit Facility interest rate to LIBOR plus a margin of 1.25%, from LIBOR plus a margin of from 2.25% to 3.00%, depending on our leverage ratio, or to the Fleet Bank base lending rate plus a margin of 0.25%, from the Fleet Bank base lending rate plus a margin of from 1.25% to 2.00%, depending on our leverage ratio and to fix our commitment fee at 0.375% on the average daily unused portion of the Revolving Credit Facility from 0.375% to 0.500% on the average daily unused portion of the Revolving Credit Facility, depending on our leverage ratio. On May 7, 2004, the Credit Agreement was further amended (the "Fifth Amendment") to increase the amount of our stock permitted to be repurchased from $78 million to $108 million, to increase the aggregate amount of acquisition consideration paid for acquisitions from $30 million to $60 million and to remove the requirement for annual borrowing base audits so long as $50 million or more of borrowings are available under the Credit Agreement and the fixed charge ratio, as defined in the Fifth Amendment, is 2.0 or higher. At March 31, 2004, we were in compliance with all of the financial covenants.

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

      During the third quarter of 2003, we revised our cash flow estimates and prepaid $20 million of the amount outstanding under the Term Loan. In light of this revision, the deletion of the interest rate protection requirement resulting from the Fourth Amendment and our consistent historical positive cash flow and near term estimated operating and capital expenditure requirements, we disposed of our two interest rate swap agreements in the notional amounts of $50 million and $22 million. Accordingly, we reclassified $2.8 million from accumulated other comprehensive income (loss) into interest expense because it was no longer probable that the hedged forecasted transactions would occur.

      At March 31, 2004, $78 million of borrowings were outstanding under the Credit Agreement, consisting of $25 million of borrowings under the Revolving Credit Facility and $53 million of borrowings under the Term Loan, and the borrowing base amounted to approximately $129 million. Approximately $69 million of the Revolving Credit Facility was available for borrowing at March 31, 2004. The Term Loan is payable in 11 consecutive equal quarterly installments of $0.1 million due June 30, 2004 through December 31, 2006, three consecutive equal quarterly installments of $12.9 million due March 31, 2007 through September 30, 2007 and a final payment of $12.9 million due at maturity.

      At March 31, 2004 and December 31, 2003, one irrevocable standby letter of credit in the amount of $0.9 million was outstanding as security for our casualty insurance program.

      The ratio of current assets to current liabilities increased to 3.3 to 1 at March 31, 2004 compared to 2.8 to 1 at December 31, 2003 due to reductions in accounts payable and accrued liabilities, a reduction in accrued billings and an increase in accounts receivable, partially offset by a reduction in inventories. At March 31, 2004, our total debt as a percentage of total capitalization increased to 22.6% from 19.2% at December 31, 2003 due to an increase in our debt and stock repurchases under our stock buy back program.

      In October 2003, we began the implementation of Phase II of our ERP system, consisting of order management, order fulfillment, billing, cash collection, service management and sales compensation, which replaced the information technology services provided by Pitney Bowes under the transition services agreement. As a result of this implementation, we have experienced, as expected, certain temporary processing inefficiencies, which have resulted in a short-term increase in our working capital requirements, particularly accounts receivable, due to the standardization of our billing practices and schedules across all product lines and the initial temporary suspension in invoicing our customers during the conversion to our new ERP system and delays in collections resulting from customer inquiries relating to changes to our billing policies and invoice format and an increase in rebilling activity to satisfy our customer requirements. We believe that the increase in accounts receivable is temporary and that our collection losses related to these temporarily suspended amounts will not be materially different than our historical experience. However, if collection losses related to these amounts are significantly higher than our historical experience, we would recognize an increase in our provision for bad debt in the near future. In addition, certain of the temporary processing inefficiencies have resulted in delays in certain product shipments, service responsiveness and potential inaccuracies in calculated sales compensation. These issues, coupled with certain revisions to our billing practices, could have a negative impact on customer service and satisfaction and employee retention, which could result in a potential loss of business. We are engaged in a period of stabilization and clean up, as is typical of a large ERP implementation and we anticipate this transition will be completed during 2004. Although no assurance can be given that these efforts will be successful in the time periods expected, other than the temporary increase in working capital requirements, we do not anticipate that these issues will have a material adverse effect on our financial position, results of operations or future cash flows.

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

      Net cash used in operating activities was $3,694 for the three months ended March 31, 2004 compared with net cash provided by operating activities of $22,476 for the three months ended March 31, 2003. Net income was $5,747 and $4,766, respectively. Non-cash charges for depreciation and amortization and provisions for bad debt and inventory obsolescence in the aggregate provided cash of $20,831 and $23,116 for the three months ended March 31, 2004 and 2003, respectively. Changes in the principal components of working capital required $28,899 and $4,737 of cash in the three months ended March 31, 2004 and 2003, respectively. Of the $28,899 increase in our working capital requirements in the three months ended March 31, 2004, approximately $13.7 million resulted from an increase in accounts receivable due to delays in collections resulting from customer inquiries related to changes to the Company's billing policies and invoice format associated with the implementation of our ERP system and a decrease in accounts payable and accrued liabilities of approximately $13.1 million primarily consisting of approximately $6.9 million related to timing of payments for inventory shipped from Asia in late 2003, approximately $4.9 million of incentive compensation payments and approximately $2.4 million related to timing of insurance payments. The $4,737 of cash used by working capital changes in the three months ended March 31, 2003 resulted from a decrease in accounts payable and accrued liabilities consisting of approximately $3.5 million of incentive compensation payments and approximately $1.2 million related to the timing of inventory and other payments.

      We used $16,373 and $15,446 in investing activities for the three months ended March 31, 2004 and 2003, respectively. Investment in rental equipment assets totaled $9,776 and $10,622 for the three months ended March 31, 2004 and 2003, respectively. The lower level of rental asset expenditures results from product cost improvements and lower facsimile placements. Capital expenditures for property, plant and equipment were $2,791 and $4,824 for the three months ended March 31, 2004 and 2003, respectively, of which the investment in ERP accounted for $1,698 and $3,236, respectively. During the three months ended March 31, 2004, we acquired an independent dealer to expand our sales and service capabilities as described in Note 10 of our "Notes to Consolidated Financial Statements."

      Cash provided by financing activities was $9,650 for the three months ended March 31, 2004 compared with cash used in financing activities of $11,875 for the three months ended March 31, 2003. Cash provided by financing activities in the three months ended March 31, 2004 reflects net borrowings under the Revolving Credit Facility of $15.0 million. For the three months ended March 31, 2004 and 2003 cash was used to repurchase 148,900 shares of our stock at a cost of $6,270 and 642,000 shares at a cost of $12,597, respectively.

      During the three month period ended March 31, 2004, we had no material changes in our contractual obligations and commitments. We had no material commitments other than supply agreements with vendors that extend only to equipment supplies and parts ordered under purchase orders; there are no long-term purchase requirements. We will continue to make additional investments in facilities, rental equipment, computer equipment and systems and our distribution network as required to support our operations. We anticipate investments in rental equipment assets for new and replacement programs in amounts consistent with the recent past. We estimate that we will spend approximately $11 million over the remainder of 2004 to continue to enhance our information systems infrastructure and implement our ERP system.

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

      The proliferation of e-mail, multifunctional products and other technologies in the workplace has led to a reduction in the use of traditional copiers and facsimile machines. We must be able to continue to obtain products with the appropriate technological advancements in order to remain successful. We cannot anticipate whether other technological advancements will substantially minimize the need for our products in the future. Many of our rental customers have contract provisions allowing for technology and product upgrades during the term of their contract. If we have priced these upgrades improperly, this may have an adverse effect on our profitability and future business. If many of our customers exercise their contractual rights to upgrade to digital equipment, we may experience returns of a large number of analog machines and a subsequent loss of book value on these machines. Although many of our existing rental placements are analog equipment, the depreciable life of this equipment is three years and most of this equipment is reaching a fully depreciated status. All of our new product purchases and new product placements are digital equipment.

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

      We rely on outside suppliers to manufacture the products that we distribute, many of whom are located in Asia. In addition, our primary suppliers sell products in competition with us, either directly or through dealer channels. Three manufacturers supply a significant portion of our new copier and multifunctional equipment. If these manufacturers discontinue their products or are unable to deliver us products in the future or if political changes, economic disruptions or natural disasters occur where their production facilities are located, we will be forced to identify an alternative supplier or suppliers for the affected product. In addition, although we have worked with our suppliers and freight forwarders to mitigate the potential impacts of an outbreak of infectious disease affecting our supply chain, should our manufacturers become affected by epidemics of infectious diseases, including outbreaks such as severe acute respiratory syndrome, we could be forced to identify an alternative supplier or suppliers for the affected product. Although we are confident that we can identify alternate sources of supply, we may not be successful in doing so. Even if we are successful, the replacement product may be more expensive or may lack certain features of the discontinued product and we may experience some delay in obtaining the product. Other events that disrupt the shipment to or receipt of ocean freight at U.S. ports, such as labor unrest, war or terrorist activity could delay, prevent or add substantial cost to our receipt of such products. Any of these events would cause disruption to our customers and could have an adverse effect on our business.

      We have a geographic dispersion of business and assets located across North America comprised of our sales, service and distribution facilities. Changes in international, national or political conditions, including terrorist attacks could impact the sales, service and distribution of our products to our customers and could have an adverse effect on our business.

      A portion of our international business is transacted in local currency. Currently, approximately 20% of our total product purchases, based on costs, are denominated in yen. The majority of our remaining product purchases are denominated in U.S. dollars and are produced by Japanese suppliers in manufacturing facilities located in China. Currently, the exchange rate of the Chinese renminbi and the U.S. dollar is fixed. If the Chinese government was to revalue the Chinese renminbi and the nominal value of the renminbi rises, the resultant impact on the exchange rate of the Chinese renminbi and the U.S. dollar could have a negative impact on our product cost. We do not currently utilize any form of derivative financial instruments to manage our exchange rate risk. We manage our foreign exchange risk by attempting to pass through to our customers any cost increases related to foreign currency exchange. However, no assurance can be given that we will be successful in passing cost increases through to our customers in the future.

      Risk Factors Relating to Separating Our Company From Pitney Bowes

      In October 2003, we began the implementation of Phase II of our ERP system, consisting of order management, order fulfillment, billing, cash collection, service management and sales compensation, which replaced the information technology services provided by Pitney Bowes under the transition services agreement. As a result of this implementation, we have experienced, as expected, certain temporary processing inefficiencies, which have resulted in a short-term increase in our working capital requirements, particularly accounts receivable, due to the standardization of our billing practices and schedules across all product lines and the initial temporary suspension in invoicing our customers during the conversion to our new ERP system and delays in collections resulting from customer inquiries relating to changes to our billing policies and invoice format and an increase in rebilling activity to satisfy our customer requirements. We believe that the increase in accounts receivable is temporary and that our collection losses related to these temporarily suspended amounts will not be materially different than our historical experience. However, if collection losses related to these amounts are significantly higher than our historical experience, we would recognize an increase in our provision for bad debt in the near future. In addition, certain of the temporary processing inefficiencies have resulted in delays in certain product shipments, service responsiveness and potential inaccuracies in calculated sales compensation. These issues, coupled with certain revisions to our billing practices, could have a negative impact on customer service and satisfaction and employee retention, which could result in a potential loss of business. We are engaged in a period of stabilization and clean up, as is typical of a large ERP implementation and we anticipate this transition will be completed during 2004. Although no assurance can be given that these efforts will be successful in the time periods expected, other than the temporary increase in working capital requirements, we do not anticipate that these issues will have a material adverse effect on our financial position, results of operations or future cash flows.

      Pitney Bowes has been and is expected to continue to be a significant customer. For the three months ended March 31, 2004 and 2003, revenues from Pitney Bowes, exclusive of equipment sales to PBCC for lease to the end user, accounted for approximately 10% and 8%, respectively, of our total revenue. However, no assurance can be given that Pitney Bowes will continue to purchase our products and services.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      We have certain exposures to market risk related to changes in interest rates and foreign currency exchange rates. Currently, we do not utilize any form of derivative financial instruments to manage our interest rate risk or our exchange rate risk. We manage our foreign exchange risk by attempting to pass through to our customers any cost increases related to foreign currency exchange. In addition, we are exposed to foreign exchange rate fluctuations with respect to the British Pound and the Canadian Dollar as the financial results of our U.K. subsidiary and Canadian subsidiary are translated into U.S. dollars for consolidation. The effect of foreign exchange rate fluctuation for the quarter ended March 31, 2004 was not material.

ITEM 4. CONTROLS AND PROCEDURES

      As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as described in Exchange Act Rule 13a-15. Based on our evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings relating to the Company, including its consolidated subsidiaries.

      We implemented an ERP system in the fourth quarter of 2003 and as a result, we are in a period of stabilization and clean up. During this period, we are refining our procedures surrounding order management and fulfillment, billing, cash application, service management and sales compensation, and the controls surrounding processing in these areas have been adjusted accordingly. We did not implement any changes to our monitoring controls and we believe the changes to our processing controls have not materially affected, nor are reasonably likely to materially affect, our internal control over financial reporting.

                            PART II-OTHER INFORMATION

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

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

      The following table provides information with respect to the purchase of shares of our common stock under the stock buy back program during each month in the first quarter of 2004:

                                                                               Total number of      Approximate dollar
                                             Total number                      shares purchased    value of shares that
                                              of shares     Average price    as part of publicly   may yet be purchased
             Period                           purchased     paid per share      announced plan        under the plan
---------------------------------------------------------   --------------   -------------------   --------------------
January 1, 2004 - January 31, 2004              35,800           $39.47             35,800               $11,669
February 1, 2004 - February 29, 2004            42,000           $41.64             42,000               $ 9,920
March 1, 2004 - March 31, 2004                  71,100           $43.71             71,100               $ 6,812
                                               -------                             -------
   Total                                       148,900           $42.11            148,900
                                               =======                             =======

      In March 2002, the Board of Directors approved a $30 million stock buy back program. In October 2002, the Board of Directors authorized the repurchase of an additional $28 million of our stock, raising the total authorization to $58 million. In July 2003, the Board of Directors authorized the repurchase of an additional $20 million of our stock, raising the total authorization to $78 million and, as of March 31, 2004, we have accumulated approximately 3.4 million shares of treasury stock at a cost of approximately $71 million. The stock buy back program has no fixed termination date.

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

10.19       Employment Agreement between Imagistics International Inc. and Marc
            C. Breslawsky(3)

10.20 Employment Agreement between Imagistics International Inc. and Joseph D. Skrzypczak(3)

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

10.25 Employment Agreement between Imagistics International Inc. and Nathaniel M. Gifford(3)

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

10.33 Amendment No. 4 to Credit Agreement between Imagistics International Inc. and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Syndication Agent, Fleet Capital Corporation, as Administrative Agent, and the Lenders identified therein (9)

10.34 Reseller Agreement between Pitney Bowes of Canada Ltd. and Imagistics International Inc. (10)

10.35 Amendment No. 5 to Credit Agreement between Imagistics International Inc. and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Syndication Agent, Fleet Capital Corporation, as Administrative Agent, and the Lenders identified therein

31.1 Certification of the Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of the Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
            Section 906 of the Sarbanes-Oxley Act of 2002.

----------

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

(6)   Incorporated by reference to the Registrant's Form 10-Q filed August 14,
      2002.

(7)   Incorporated by reference to the Registrant's Form 8-K dated March 7,
      2003.

(8)   Incorporated by reference to the Registrant's Form 10-K dated March 28,
      2003.

(9)   Incorporated by reference to the Registrant's Form 8-K dated May 16, 2003.

(10)  Incorporated by reference to the Registrant's Form 10-K filed March 12,
      2004.

      (b) Reports on Form 8-K.

      On February 19, 2004, we filed a Current Report on Form 8-K, under Item 12, which included a copy of our press release dated February 19, 2004 in which we announced our earnings for the fiscal quarter ended December 31, 2003 and certain additional matters.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 10, 2004                             Imagistics International Inc.
                                               (Registrant)


                                        By     /s/ Joseph D. Skrzypczak
                                               ---------------------------------
                                        Name:  Joseph D. Skrzypczak
                                        Title: Chief Financial Officer
                                               and Authorized Signatory