Form 10-Q
period 2004-06-30
IMAGISTICS INTERNATIONAL INC
filed 2004-08-03
CIK 1137019

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2004

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _______________ to _______________

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

Number of shares of Imagistics Common Stock, par value $0.01 per share, outstanding as of July 26, 2004: 16,570,285

================================================================================

                          IMAGISTICS INTERNATIONAL INC.

                                Table of Contents

PART I - FINANCIAL INFORMATION .............................................   3

ITEM 1.  FINANCIAL STATEMENTS ..............................................   3

         Consolidated Statements of Income for the three and
           six months ended June 30, 2004 and 2003 (Unaudited) .............   3
         Consolidated Balance Sheets as of June 30, 2004 (Unaudited)
           and December 31, 2003 ...........................................   4
         Consolidated Statements of Cash Flows for the six months
           ended June 30, 2004 and 2003 (Unaudited) ........................   5
         Notes to Consolidated Financial Statements ........................   6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS ...............................  16

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ........  26

ITEM 4.  CONTROLS AND PROCEDURES ...........................................  26

PART II - OTHER INFORMATION ................................................  27

ITEM 1.  LEGAL PROCEEDINGS .................................................  27

ITEM 2.  CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES
          OF EQUITY SECURITIES .............................................  27

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ...............  27

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K ..................................  28

SIGNATURES .................................................................  30

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          IMAGISTICS INTERNATIONAL INC.

                        Consolidated Statements of Income
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)

                                                         For the three months ended              For the six months ended
                                                                  June 30,                               June 30,
                                                       ------------------------------        ------------------------------
                                                           2004               2003               2004               2003
                                                       -----------        -----------        -----------        -----------
Revenue:
    Sales                                              $    75,190        $    78,876        $   157,745        $   151,929
    Rentals                                                 54,179             56,107            108,590            113,175
    Support services                                        22,158             20,933             43,514             41,734
                                                       -----------        -----------        -----------        -----------
Total revenue                                              151,527            155,916            309,849            306,838
    Cost of sales                                           42,416             48,166             91,362             93,410
    Cost of rentals                                         15,333             18,677             31,123             37,848
    Selling, service and administrative expenses            82,297             78,658            164,864            155,523
                                                       -----------        -----------        -----------        -----------
Operating income                                            11,481             10,415             22,500             20,057
    Interest expense                                           876              1,592              1,811              3,221
                                                       -----------        -----------        -----------        -----------
Income before income taxes                                  10,605              8,823             20,689             16,836
    Provision for income taxes                               4,497              3,797              8,834              7,044
                                                       -----------        -----------        -----------        -----------
Net income                                             $     6,108        $     5,026        $    11,855        $     9,792
                                                       ===========        ===========        ===========        ===========

Earnings per share:
    Basic                                              $      0.38        $      0.30        $      0.73        $      0.58
                                                       ===========        -----------        ===========        -----------
    Diluted                                            $      0.36        $      0.29        $      0.70        $      0.56
                                                       ===========        ===========        ===========        ===========

Shares used in computing earnings per share:
    Basic                                               16,248,921         16,548,721         16,331,467         17,000,392
                                                       ===========        ===========        ===========        ===========
    Diluted                                             16,951,223         17,158,522         17,034,653         17,580,830
                                                       ===========        ===========        ===========        ===========

                 See Notes to Consolidated Financial Statements

                          IMAGISTICS INTERNATIONAL INC.

                           Consolidated Balance Sheets
                (Dollars in thousands, except per share amounts)

                                                                                            June 30,         December 31,
                                                                                              2004               2003
                                                                                         ------------        ------------
                                                                                          (Unaudited)
Assets
Current assets:
    Cash                                                                                 $     10,696        $     22,938
    Accounts receivable, net of allowances of $13,684 and $10,575
      at June 30, 2004 and December 31, 2003, respectively                                    119,835             107,690
    Accrued billings                                                                           24,659              20,862
    Inventories                                                                                81,498              86,134
    Current deferred taxes on income                                                           27,084              24,191
    Other current assets and prepaid expenses                                                   4,916               4,806
                                                                                         ------------        ------------
        Total current assets                                                                  268,688             266,621
Property, plant and equipment, net                                                             55,173              53,204
Rental equipment, net                                                                          62,828              67,179
Goodwill                                                                                       62,728              55,447
Other assets                                                                                    5,315               4,281
                                                                                         ------------        ------------
        Total assets                                                                     $    454,732        $    446,732
                                                                                         ============        ============

Liabilities and Stockholders' Equity
Current liabilities:
    Current portion of long-term debt                                                    $        545        $        545
    Accounts payable and accrued liabilities                                                   74,454              79,291
    Advance billings                                                                           14,597              16,323
                                                                                         ------------        ------------
        Total current liabilities                                                              89,596              96,159
Long-term debt                                                                                 72,632              62,903
Deferred taxes on income                                                                       18,248              17,919
Other liabilities                                                                               4,150               2,350
                                                                                         ------------        ------------
        Total liabilities                                                                     184,626             179,331
Commitments and contingencies (see Note 8)
Stockholders' equity:
    Preferred stock ($1.00 par value; 10,000,000 shares authorized, none issued)                   --                  --
    Common stock ($0.01 par value; 150,000,000 shares authorized, 19,980,680
      and 19,871,061 issued at June 30, 2004 and December 31, 2003, respectively)                 200                 199
    Additional paid-in-capital                                                                297,361             295,176
    Retained earnings                                                                          46,836              34,981
    Treasury stock, at cost (3,372,846 and 3,096,878 shares at
      June 30, 2004 and December 31, 2003, respectively)                                      (74,553)            (62,783)
    Unearned compensation                                                                      (1,580)             (1,934)
    Accumulated other comprehensive income                                                      1,842               1,762
                                                                                         ------------        ------------
        Total stockholders' equity                                                            270,106             267,401
                                                                                         ------------        ------------
        Total liabilities and stockholders' equity                                       $    454,732        $    446,732
                                                                                         ============        ============

                 See Notes to Consolidated Financial Statements

                          IMAGISTICS INTERNATIONAL INC.

                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)
                                   (Unaudited)

                                                                         For the six months ended
                                                                                 June 30,
                                                                      --------------------------------
                                                                          2004                2003
                                                                      ------------        ------------
Cash flows from operating activities:
    Net income                                                        $     11,855        $      9,792
    Adjustments to reconcile net income to net cash
    provided by operating activities:
       Depreciation and amortization                                        33,671              38,033
       Provision for bad debt                                                6,385               4,442
       Provision for inventory obsolescence                                  2,513               3,795
       Deferred taxes on income                                             (2,563)              1,970
       Change in assets and liabilities, net of acquisitions:
          Accounts receivable                                              (17,331)             12,264
          Accrued billings                                                  (3,798)             (1,372)
          Inventories                                                        3,504                (906)
          Other current assets and prepaid expenses                            (52)              1,622
          Accounts payable and accrued liabilities                          (6,424)            (12,787)
          Advance billings                                                  (2,217)             (1,707)
       Other, net                                                              150               1,238
                                                                      ------------        ------------
          Net cash provided by operating activities                         25,693              56,384
Cash flows from investing activities:
    Expenditures for rental equipment assets                               (21,334)            (17,374)
    Expenditures for property, plant and equipment                          (6,673)             (9,036)
    Acquisitions                                                            (9,737)                 --
                                                                      ------------        ------------
          Net cash used in investing activities                            (37,744)            (26,410)
Cash flows from financing activities:
    Exercises of stock options, including sales
       under employee stock purchase plan                                    2,359               1,838
    Purchases of treasury stock                                            (12,277)            (20,525)
    Repayments under term loan                                                (273)               (374)
    Net borrowings under revolving credit facility                          10,000                  --
                                                                      ------------        ------------
          Net cash used in financing activities                               (191)            (19,061)
                                                                      ------------        ------------
(Decrease) increase in cash                                                (12,242)             10,913
Cash at beginning of period                                                 22,938              31,325
                                                                      ------------        ------------
Cash at end of period                                                 $     10,696        $     42,238
                                                                      ============        ============

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

      On December 11, 2000, the board of directors of Pitney Bowes Inc. ("Pitney Bowes") initiated a plan to spin-off substantially all of its office systems businesses to its stockholders as an independent publicly traded company. On December 3, 2001, Imagistics was spun off from Pitney Bowes pursuant to a contribution by Pitney Bowes of substantially all of its United States office systems businesses to the Company and a distribution of the stock of the Company to stockholders of Pitney Bowes based on a distribution ratio of 1 share of Imagistics common stock for every 12.5 shares of Pitney Bowes common stock held at the close of business on November 19, 2001 (the "Distribution").

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

      The Company believes that the disclosures contained in the unaudited interim consolidated financial statements are adequate to keep the information presented from being misleading. The results for the three and six months ended June 30, 2004 are not necessarily indicative of the results for the full year. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K for the year ended December 31, 2003 filed with the SEC on March 12, 2004.

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

                          IMAGISTICS INTERNATIONAL INC.
            Notes to Consolidated Financial Statements - (continued)

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

      Accounts Receivable

      Accounts receivable are stated at net realizable value by recording allowances for those accounts receivable amounts that the Company believes are uncollectible. The Company's estimate of losses is based on prior collection experience including evaluating the credit worthiness of each of the Company's customers, analyzing historical bad debt write-offs and reviewing the aging of the receivables. The Company's allowance for doubtful accounts includes amounts for specific accounts that it believes are uncollectible, as well as amounts that have been computed by applying certain percentages based on historic loss trends, to certain accounts receivable aging categories and the Company's estimates relating to delinquencies associated with the changes in the Company's billing policies and invoice format associated with the implementation of the Company's enterprise resource planning ("ERP") system.

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

                          IMAGISTICS INTERNATIONAL INC.
            Notes to Consolidated Financial Statements - (continued)

      The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation:


                                                                   For the three months ended         For the six months ended
                                                                             June 30,                          June 30,
                                                                  ---------------------------       ---------------------------
                                                                      2004            2003             2004             2003
                                                                  ----------       ----------       ----------       ----------
Net income, as reported                                           $    6,108       $    5,026       $   11,855       $    9,792
Add: Stock-based compensation expense
   included in net income, net of related tax effects                    429              414              878              802
Deduct: Total stock-based compensation expense
   based on the fair value method, net of related tax effects           (898)          (1,082)          (1,910)          (1,919)
                                                                  ----------       ----------       ----------       ----------
Pro forma net income                                              $    5,639       $    4,358       $   10,823       $    8,675
                                                                  ==========       ==========       ==========       ==========

Basic earnings per share:
   As reported                                                    $     0.38       $     0.30       $     0.73       $     0.58
   Pro forma                                                      $     0.35       $     0.26       $     0.66       $     0.51

Diluted earnings per share:
   As reported                                                    $     0.36       $     0.29       $     0.70       $     0.56
   Pro forma                                                      $     0.33       $     0.25       $     0.64       $     0.49

3. Supplemental Information

     Inventories

      Inventories consisted of the following at June 30, 2004 and December 31, 2003:

                                                    June 30,       December 31,
                                                      2004             2003
                                                  ------------     ------------
Finished products                                 $     43,651     $     50,726
Supplies and service parts                              37,847           35,408
                                                  ------------     ------------
     Total inventories                            $     81,498     $     86,134
                                                  ============     ============

      Fixed assets and Rental Assets

      Fixed assets and rental equipment assets consisted of the following at June 30, 2004 and December 31, 2003:

                                                    June 30,       December 31,
                                                      2004             2003
                                                  ------------     ------------
Land                                              $      1,356     $      1,356
Buildings and leasehold improvements                    11,500           10,976
Machinery and equipment                                 25,173           23,474
Computers and software                                  52,435           47,356
                                                  ------------     ------------
     Property, plant and equipment, gross               90,464           83,162
Accumulated depreciation                               (35,291)         (29,958)
                                                  ------------     ------------
     Property, plant and equipment, net           $     55,173     $     53,204
                                                  ============     ============

Rental equipment, gross                           $    317,579     $    333,563
Accumulated depreciation                              (254,751)        (266,384)
                                                  ------------     ------------
     Rental equipment, net                        $     62,828     $     67,179
                                                  ============     ============

                          IMAGISTICS INTERNATIONAL INC.
            Notes to Consolidated Financial Statements - (continued)

      Depreciation and amortization expense was $16.6 million and $33.7 million for the three and six months ended June 30, 2004, respectively, and $19.1 million and $38.0 million for the three and six months ended June 30, 2003, respectively. Unamortized software costs totaled $29.7 million as of June 30, 2004 and $27.0 million as of December 31, 2003. Amortization expense on account of capitalized software totaled $1.0 million and $2.0 million for the three and six months ended June 30, 2004, respectively, and $0.2 million and $0.4 million for the three and six months ended June 30, 2003, respectively.

      Current liabilities

      Accounts payable and accrued liabilities consisted of the following at June 30, 2004 and December 31, 2003:

                                                          June 30,        December 31,
                                                            2004              2003
                                                        ------------      ------------
Accounts payable                                        $     29,537      $     33,237
Accrued compensation and benefits                              7,361             8,321
Other non-income taxes payable                                 6,306             6,626
Other accrued liabilities                                     31,250            31,107
                                                        ------------      ------------
     Accounts payable and accrued liabilities           $     74,454      $     79,291
                                                        ============      ============

      Comprehensive income

      Comprehensive income consisted of the following for the three and six months ended June 30, 2004 and 2003:

                                         For the three months ended        For the six months ended
                                                    June 30,                        June 30,
                                         ---------------------------      --------------------------
                                            2004             2003            2004            2003
                                         ----------       ----------      ----------      ----------
Net income                               $    6,108       $    5,026      $   11,855      $    9,792
Translation adjustment                         (278)             825              80             872
Unrealized gain on cash flow hedges              --               48              --              77
                                         ----------       ----------      ----------      ----------
     Comprehensive income                $    5,830       $    5,899      $   11,935      $   10,741
                                         ==========       ==========      ==========      ==========

      Treasury stock

      The following table summarizes the Company's treasury stock transactions:

                                                                  Treasury stock
                                                           ---------------------------
                                                             Shares            Cost
                                                           ----------       ----------
Balance at December 31, 2003                                3,096,878       $   62,783
Purchases under stock buy back program                        298,900           12,277
Sales to employees under employee stock purchase plan         (22,932)            (507)
                                                           ----------       ----------
Balance at June 30, 2004                                    3,372,846       $   74,553
                                                           ==========       ==========

      Cash flow information

      Cash paid for income taxes was $9.1 million and $8.1 million for the six months ended June 30, 2004 and 2003, respectively. Cash paid for interest was $1.3 million and $2.7 million for the six months ended June 30, 2004 and 2003, respectively.

                          IMAGISTICS INTERNATIONAL INC.
            Notes to Consolidated Financial Statements - (continued)

4. Business Segment Information

      The Company operates in two reportable segments based on geographic area:
North America and the United Kingdom. Revenues are attributed to geographic regions based on where the revenues are derived.

                                                        For the three months ended          For the six months ended
                                                                  June 30,                           June 30,
                                                      ------------------------------      ------------------------------
                                                          2004              2003              2004               2003
                                                      ------------      ------------      ------------      ------------
Revenues:
     North America                                    $    146,127      $    150,899      $    298,760      $    296,402
     United Kingdom                                          5,400             5,017            11,089            10,436
                                                      ------------      ------------      ------------      ------------
         Total revenues                               $    151,527      $    155,916      $    309,849      $    306,838
                                                      ============      ============      ============      ============

Income before income taxes:
     North America                                    $      9,726      $      7,948      $     18,759      $     14,849
     United Kingdom                                            879               875             1,930             1,987
                                                      ------------      ------------      ------------      ------------
         Total income before income taxes             $     10,605      $      8,823      $     20,689      $     16,836
                                                      ============      ============      ============      ============

      Revenues from Pitney Bowes, substantially all of which are generated in the North America segment, consisted of the following for the three and six months ended June 30, 2004 and 2003:

                                                       For the three months ended           For the six months ended
                                                                June 30,                             June 30,
                                                      ------------------------------      ------------------------------
                                                          2004              2003              2004              2003
                                                      ------------      ------------      ------------      ------------
Revenues from Pitney Bowes:
     Pitney Bowes of Canada                           $      1,604      $      6,313      $     11,747      $     12,682
     Other subsidiaries of Pitney Bowes                      5,595             6,940            11,002            13,361
                                                      ------------      ------------      ------------      ------------
         Sub-total                                           7,199            13,253            22,749            26,043
     Pitney Bowes Credit Corporation                        24,862            23,924            44,510            45,360
                                                      ------------      ------------      ------------      ------------
         Total                                        $     32,061      $     37,177      $     67,259      $     71,403
                                                      ============      ============      ============      ============

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

      The following tables show identifiable long-lived assets and total assets for each reportable segment at June 30, 2004 and December 31, 2003.

                                                                                             June 30,       December 31,
                                                                                               2004              2003
                                                                                          ------------      ------------
Identifiable long-lived assets:
     North America                                                                        $    182,527      $    176,157
     United Kingdom                                                                              3,517             3,954
                                                                                          ------------      ------------
         Total identifiable long-lived assets                                             $    186,044      $    180,111
                                                                                          ============      ============

Total assets:
     North America                                                                        $    438,748      $    428,885
     United Kingdom                                                                             15,984            17,847
                                                                                          ------------      ------------
         Total assets                                                                     $    454,732      $    446,732
                                                                                          ============      ============

                          IMAGISTICS INTERNATIONAL INC.
            Notes to Consolidated Financial Statements - (continued)

      Identifiable long-lived assets in North America included goodwill of $62.7 million and $55.4 million at June 30, 2004 and December 31, 2003, respectively.

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

      Most of the Company's product purchases are from overseas vendors, the majority of which are from a limited number of Japanese suppliers who operate manufacturing facilities in Asia. Although the Company currently sources products from a number of manufacturers throughout the world, a significant portion of new copier/MFP equipment is currently obtained from four Japanese suppliers. If these suppliers were unable to deliver products for a significant period of time, the Company would be required to find replacement products from an alternative supplier or suppliers, which may not be available on a timely or cost effective basis. The Company's operating results could be adversely affected if a significant supplier was unable to deliver sufficient product.

5. Earnings Per Share Calculation

      Basic earnings per share was calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the applicable period. Diluted earnings per share was calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding plus all dilutive common stock equivalents outstanding during the applicable period. The calculation of diluted earnings per share did not include shares underlying approximately 9,200 and 29,550 options for the three months ended June 30, 2004 and 2003, respectively, since they were antidilutive for the periods presented. The calculation of diluted earnings per share did not include shares underlying approximately 9,200 and 341,800 options for the six months ended June 30, 2004 and 2003, respectively, since they were antidilutive for the periods presented.

      A reconciliation of the basic and diluted earnings per share computation is as follows:

                                                                       For the three months ended         For the six months ended
                                                                                June 30,                           June 30,
                                                                      ----------------------------      ----------------------------
                                                                         2004              2003             2004             2003
                                                                      -----------      -----------      -----------      -----------
Net income available to common stockholders                           $     6,108      $     5,026      $    11,855      $     9,792
                                                                      ===========      ===========      ===========      ===========

Weighted average common shares for basic earnings per share            16,248,921       16,548,721       16,331,467       17,000,392
    Add: dilutive effect of restricted stock                              214,143          346,311          208,951          342,988
    Add: dilutive effect of stock options                                 488,159          263,490          494,235          237,450
                                                                      -----------      -----------      -----------      -----------
Weighted average common shares and equivalents
  for diluted earnings per share                                       16,951,223       17,158,522       17,034,653       17,580,830
                                                                      ===========      ===========      ===========      ===========

Basic earnings per share                                              $      0.38      $      0.30      $      0.73      $      0.58
Diluted earnings per share                                            $      0.36      $      0.29      $      0.70      $      0.56

6. Goodwill and Goodwill Amortization

      The Company accounts for goodwill in accordance with SFAS No. 142 "Goodwill and Other Intangible Assets," which requires that goodwill and certain other intangible assets having indefinite lives no longer be amortized to earnings, but instead be tested for impairment annually and on an interim basis if events or changes in circumstances indicate that goodwill might be impaired. The Company performed its annual test for impairment as of October 1, 2003 using the discounted cash flow valuation method. There was no impairment to the value of the Company's recorded goodwill. As of June 30, 2004, there were no events or changes in circumstances that would indicate that goodwill might be impaired. The carrying value of goodwill as of June 30, 2004 increased $7.3 million as a result of the Company's recent acquisitions (see Note 10). The carrying value of goodwill of $62.7 million as of June 30, 2004 is attributable to the North America geographic segment.

                         IMAGISTICS INTERNATIONAL INC.
            Notes to Consolidated Financial Statements - (continued)

7. Long-Term Debt

      Long-term debt consisted of the following at June 30, 2004 and December 31, 2003:

                                                  June 30,         December 31,
                                                    2004               2003
                                                ------------       ------------
Revolving Credit Facillity                      $     20,000       $     10,000
Term Loan                                             53,177             53,448
Less: current maturities                                (545)              (545)
                                                ------------       ------------
     Total long-term debt                       $     72,632       $     62,903
                                                ============       ============

      On November 9, 2001 the Company entered into a Credit Agreement with a group of lenders (the "Credit Agreement") that provided for secured borrowings and the issuance of letters of credit in an aggregate amount not to exceed $225.0 million, comprised of a $125.0 million Revolving Credit Facility (the "Revolving Credit Facility") and a $100.0 million Term Loan (the "Term Loan"). The Credit Agreement required the Company to manage its interest rate risk with respect to at least 50% of the aggregate principal amount of the Term Loan for a period of at least 36 months. Accordingly, the Company entered into two interest rate swap agreements in notional amounts of $50.0 million and $30.0 million to convert the variable interest rate payable on the Term Loan to a fixed interest rate in order to hedge the exposure to variability in expected future cash flows. These interest rate swap agreements were designated as cash flow hedges.

      On March 19, 2002, the Credit Agreement was amended to increase the total amount of the Company's stock permitted to be repurchased from $20.0 million to $30.0 million. On July 19, 2002, the Credit Agreement was amended to increase the total amount of the Company's stock permitted to be repurchased from $30.0 million to $58.0 million and to reduce the Term Loan interest rates to LIBOR plus a margin of from 2.75% to 3.75%, from LIBOR plus a margin of from 3.50% to 3.75%, depending on the Company's leverage ratio, or the Fleet Bank base lending rate plus a margin of from 1.75% to 2.75%, from the Fleet Bank base lending rate plus a margin of from 2.50% to 2.75%, depending on the Company's leverage ratio. On March 5, 2003, the Credit Agreement was amended to increase the total amount of the Company's stock permitted to be repurchased from $58.0 million to $78.0 million, to reduce the minimum earnings before interest, taxes, depreciation and amortization covenant to $100.0 million for the remainder of the term of the Credit Agreement and to revise the limitation on capital expenditures. On May 16, 2003, the Credit Agreement was amended (the "Fourth Amendment") to reduce the aggregate amount of the Revolving Credit Facility from $125.0 million to $95.0 million, to delete the requirement that the Company maintain interest rate protection with respect to at least 50% of the aggregate principal amount of the Term Loan, to reduce and fix the Term Loan interest rate to LIBOR plus a margin of 2.25%, from LIBOR plus a margin of from 2.75% to 3.75%, depending on the Company's leverage ratio, or to the Fleet Bank base lending rate plus a margin of 1.25%, from the Fleet Bank base lending rate plus a margin of from 1.75% to 2.75%, depending on the Company's leverage ratio, to reduce and fix the Revolving Credit Facility interest rate to LIBOR plus a margin of 1.25%, from LIBOR plus a margin of from 2.25% to 3.00%, depending on the Company's leverage ratio, or to the Fleet Bank base lending rate plus a margin of 0.25%, from the Fleet Bank base lending rate plus a margin of from 1.25% to 2.00%, depending on the Company's leverage ratio and to fix the commitment fee at 0.375% on the average daily unused portion of the Revolving Credit Facility from 0.375% to 0.500% on the average daily unused portion of the Revolving Credit Facility, depending on the Company's leverage ratio. On May 7, 2004, the Credit Agreement was amended (the "Fifth Amendment") to increase the amount of the Company's stock permitted to be repurchased from $78.0 million to $108.0 million, to increase the aggregate amount of acquisition consideration payable for acquisitions from $30.0 million to $60.0 million and to remove the requirement for annual borrowing base audits so long as $50.0 million or more of borrowings are available under the Credit Agreement and the fixed charge ratio, as defined in the Fifth Amendment, is 2.0 or higher. Effective June 1, 2004, the Credit Agreement was further amended (the "Sixth Amendment") to reduce and fix the Term Loan interest rate to LIBOR plus a margin of 1.25%, from LIBOR plus a margin of 2.25%, or to the Fleet Bank base lending rate plus a margin of 0.25%, from the Fleet Bank base lending rate plus a margin of 1.25%.

      During the third quarter of 2003, the Company revised its cash flow estimates and prepaid $20.0 million of the amount outstanding under the Term Loan. In light of this revision, the deletion of the interest rate protection requirement resulting from the Fourth Amendment and the Company's consistent historical positive cash flow and near term estimated operating and capital expenditure requirements, the Company disposed of its two interest rate swap agreements in the notional amounts of $50.0 million and $22.0 million. Accordingly, the Company reclassified $2.8 million from accumulated other comprehensive income (loss) into interest expense because it was no longer probable that the hedged forecasted transactions would occur.

                         IMAGISTICS INTERNATIONAL INC.
            Notes to Consolidated Financial Statements - (continued)

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

      It is not possible to predict the maximum potential future payments under these agreements. As of June 30, 2004, the Company has not paid any material amounts pursuant to the above indemnifications other than expenses incurred in connection with the defense and settlement of assumed claims asserted in connection with the operation of the Company in the ordinary course of business. The Company believes that if it were to incur a loss in any of these matters, such loss would not have a material adverse effect on the Company's financial position, results of operations or cash flows.

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

      In connection with the Distribution, liabilities were transferred to the Company for matters where Pitney Bowes was a plaintiff or a defendant in lawsuits, relating to the business or products of the Company. The Company has not recorded liabilities for loss contingencies related to these and other subsequent proceedings since the ultimate resolutions of the legal matters cannot be determined and a minimum cost or amount of loss cannot be reasonably estimated. In the opinion of the Company's management, none of these proceedings, individually or in the aggregate, should have a material adverse effect on the Company's financial position, results of operations or cash flows.

      Risks and uncertainties

      In October 2003, the Company implemented Phase II of its ERP system, consisting of order management, order fulfillment, billing, cash collection, service management and sales compensation, which replaced the information technology services provided by Pitney Bowes under the transition services agreement. The Company believes that it has satisfactorily resolved the issues relating to delays in product shipments and service responsiveness initially experienced in connection with the ERP system implementation. However, as the Company stabilizes the ERP system, it continues to experience certain temporary processing inefficiencies affecting billings, which in turn have negatively impacted accounts receivable levels and the calculation of sales compensation. The Company's ability to return accounts receivable to historical levels has been impacted by delays in collections resulting from customer inquiries relating to changes to billing policies and invoice format, an increase in billing adjustment activity and the temporary suspension of account statement and collection notice mailings on delinquent amounts. In addition, the increase in accounts receivable results from the delays in the implementation of certain automated tools to assist in collection activities. The Company believes that the increase in accounts receivable is temporary. The Company has provided for collection losses and adjustment activity on the increase in accounts receivable at rates higher than its historical experience. However, if

                          IMAGISTICS INTERNATIONAL INC.
            Notes to Consolidated Financial Statements - (continued)

collection losses related to accounts receivable are significantly higher than the amounts provided, the Company would recognize an increase in its provision for bad debt. With respect to the calculation of sales compensation, the Company continues to work through certain of the temporary processing inefficiencies resulting in data inaccuracies and potential inaccuracies in calculated sales compensation. Due to these issues, the Company has continued to apply alternate methodologies to calculate and pay sales compensation. While the Company believes that it has recognized the proper amount of sales compensation, there is a potential that the resolution of these data inaccuracies could result in additional expense for sales compensation. These issues, coupled with certain revisions to the Company's billing practices, could have a negative impact on customer and employee satisfaction and retention, which could result in a potential loss of business. The Company remains engaged in a period of stabilization and clean up, as is typical of a large ERP system implementation and the Company anticipates this transition will be substantially completed during 2004. Although no assurance can be given that these efforts related to accounts receivable and sales compensation will be successful in the time periods expected, other than the temporary increase in working capital requirements, the Company does not anticipate that these issues will have a material adverse effect on its financial position, results of operations or future cash flows.

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

      The Company and Pitney Bowes entered into a one-year service agreement on an arms-length basis relating to field service of equipment in certain remote geographic locations not covered by the Company's direct service organization. This agreement, the initial term of which expired on July 1, 2004, has been extended under the same terms and conditions, through September 30, 2004. The Company is confident that it will enter into a new service agreement with Pitney Bowes as it relates to field service of equipment in certain remote geographic locations in the near future. Services provided under this agreement are at negotiated prices.

      The Company paid Pitney Bowes $1.3 million and $2.6 million for the three and six months ended June 30, 2004, respectively, in connection with field service of equipment. The Company paid Pitney Bowes $4.0 million and $10.4 million for the three and six months ended June 30, 2003, respectively, in connection with the transition services agreement including field service of equipment and other administrative expenses.

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

10. Acquisitions

      Effective June 15, 2004, the Company completed its acquisition of substantially all of the assets and business of one independent dealer of copier and multifunctional equipment and related support services in the United States, to expand the Company's geographic sales and service capabilities. The aggregate purchase price was $7.4 million, consisting of $6.0 million cash paid at closing, $0.3 million payable 120 days from closing and four equal annual installments of $0.3 million payable June 15, 2005 through June 15, 2008. Of the aggregate purchase price, $2.3 million was allocated to the assets acquired and liabilities assumed at the date of acquisition and $5.1 million was allocated to intangible and other assets, of which $3.8 million was goodwill.

      Effective March 16, 2004, the Company completed its acquisition of substantially all of the assets and business of an independent dealer of copier and multifunctional equipment and related support services in Canada, to continue to expand the

                         IMAGISTICS INTERNATIONAL INC.
            Notes to Consolidated Financial Statements - (continued)

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

      Effective August 30, 2003, the Company completed its acquisition of substantially all of the assets and business of one independent dealer of copier and multifunctional equipment and related support services in the United States, to expand the Company's geographic sales and service capabilities. The aggregate purchase price was $4.1 million, of which $0.8 million was allocated to the assets acquired and liabilities assumed at the date of acquisition and $3.3 million was allocated to intangible and other assets, of which $2.8 million was goodwill.

      The above acquisitions were accounted for using the purchase method of accounting and, accordingly, the results of the acquired businesses have been included in the Company's consolidated financial statements from the respective dates of acquisition.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion should be read in conjunction with the audited consolidated financial statements and the notes thereto, included in our latest Annual Report on Form 10-K for the year ended December 31, 2003 filed with the United States Securities and Exchange Commission on March 12, 2004, as well as the unaudited consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q. This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Please see "Risk Factors That Could Cause Results To Vary" and "Special Note About Forward-Looking Statements" for a discussion of the uncertainties, risks and assumptions associated with these forward-looking statements. Our actual results could differ materially from those forward-looking statements discussed in this section. For the purposes of the following discussion, unless the context otherwise requires, "Imagistics International Inc.," "Imagistics," "We" and "Our," refers to Imagistics International Inc. and subsidiaries.

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

      The principal evolution in our industry and business has been the transition to networked digital copiers/MFPs, away from single-function stand-alone facsimile machines and analog copiers. This transition has resulted in decreased demand for and usage of single function facsimile equipment in the marketplace. We have responded to this market development by focusing our efforts on the growth opportunities existing in our digital copier and MFP product lines. The decrease in facsimile usage and our focus on the digital copier and MFP growth potential has resulted in a decrease in facsimile product line revenues, which has been offset by an increase in our copier/MFP product line revenues.

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

      Accounts Receivable

      Accounts receivable are stated at net realizable value by recording allowances for those accounts receivable amounts that we believe are uncollectible. Our estimate of losses is based on prior collection experience including evaluating the credit worthiness of each of our customers, analyzing historical bad debt write-offs and reviewing the aging of the receivables. Our allowance for doubtful accounts includes amounts for specific accounts that we believe are uncollectible, as well as amounts that have been computed by applying certain percentages based on historic loss trends, to certain accounts receivable aging categories and our estimates relating to delinquencies associated with the changes in our billing policies and invoice format associated with the implementation of our enterprise resource planning ("ERP") system.

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

Revenues

(Dollars in thousands)

      The following table shows our revenue sources by segment for the periods indicated.

                                For the three months ended           For the six months ended
                                         June 30,                            June 30,
                              ------------------------------      ------------------------------
                                  2004              2003              2004              2003
                              ------------      ------------      ------------      ------------
North America                 $    146,127      $    150,899      $    298,760      $    296,402
United Kingdom                       5,400             5,017            11,089            10,436
                              ------------      ------------      ------------      ------------
     Total revenue            $    151,527      $    155,916      $    309,849      $    306,838
                              ============      ============      ============      ============

      Our revenue consists of three business lines: copier/MFP, facsimile and sales to Pitney Bowes of Canada. The following table shows our revenue and growth rates versus the prior year by revenue source and revenue type by our three business lines, copier/MFP products and facsimile products, each of which excludes sales to Pitney Bowes of Canada, for the periods indicated. Sales to Pitney Bowes of Canada are presented separately as it operates under a separate reseller agreement. There is no rental or support service revenue associated with Pitney Bowes of Canada.

                                       For the three months ended                       For the six months ended
                                                 June 30,                                        June 30,
                                ------------------------------------------      -------------------------------------------
                                       2004                   2003                     2004                     2003
                                ------------------     -------------------      ------------------      -------------------
                                            Growth                  Growth                  Growth                   Growth
                                Revenue      Rate      Revenue       Rate       Revenue      Rate       Revenue       Rate
                                --------    ------     --------     ------      --------    ------      --------     ------
Sales
    Copier/MFP products         $ 56,330     11.6%     $ 50,487       8.1%      $108,388      13.6%     $ 95,429       3.6%
    Facsimile products            17,256    (21.8%)      22,076      (9.5%)       37,610     (14.2%)      43,818      (9.8%)
    Pitney Bowes of Canada         1,604    (74.6%)       6,313     (20.1%)       11,747      (7.4%)      12,682      (5.6%)
                                --------               --------                 --------                --------
    Total Sales                   75,190     (4.7%)      78,876      (0.2%)      157,745       3.8%      151,929      (1.4%)

Rentals
    Copier/MFP products           27,352      9.4%       24,980       7.6%        53,501       7.8%       49,630       7.9%
    Facsimile products            26,827    (13.8%)      31,127     (12.7%)       55,089     (13.3%)      63,545     (11.0%)
                                --------               --------                 --------                --------
    Total rentals                 54,179     (3.4%)      56,107      (4.7%)      108,590      (4.1%)     113,175      (3.6%)

Support services
    Copier/MFP products           20,378      8.0%       18,872       4.5%        39,901       6.9%       37,330       1.3%
    Facsimile products             1,780    (13.6%)       2,061     (12.4%)        3,613     (18.0%)       4,404     (13.0%)
                                --------               --------                 --------                --------
    Total support services        22,158      5.9%       20,933       2.5%        43,514       4.3%       41,734      (0.4%)

    Total revenue               $151,527     (2.8%)    $155,916      (1.5%)     $309,849       1.0%     $306,838      (2.1%)
                                ========               ========                 ========                ========

      The following table shows our revenue and growth rates versus the prior year, by revenue source, by our three business lines, copier/MFP products, facsimile products and sales to Pitney Bowes of Canada, for the periods indicated. Sales to Pitney Bowes of Canada are presented separately as it operates under a separate reseller agreement.

                                       For the three months ended                       For the six months ended
                                                 June 30,                                        June 30,
                                ------------------------------------------      -------------------------------------------
                                       2004                   2003                     2004                     2003
                                ------------------     -------------------      ------------------      -------------------
                                            Growth                  Growth                  Growth                   Growth
                                Revenue      Rate      Revenue       Rate       Revenue      Rate       Revenue       Rate
                                --------    ------     --------     ------      --------    ------      --------     ------
Revenue
    Copier/MFP products         $104,060     10.3%     $ 94,339       7.2%      $201,790      10.6%     $182,389       4.2%
    Facsimile products            45,863    (17.0%)      55,264     (11.4%)       96,312     (13.8%)     111,767     (10.6%)
                                --------               --------                 --------                --------
    Revenue excluding
      Pitney Bowes of Canada     149,923      0.2%      149,603      (0.5%)      298,102       1.3%      294,156      (2.0%)
    Pitney Bowes of Canada         1,604    (74.6%)       6,313     (20.1%)       11,747      (7.4%)      12,682      (5.6%)
                                --------               --------                 --------                --------
Total revenue                   $151,527     (2.8%)    $155,916      (1.5%)     $309,849       1.0%     $306,838      (2.1%)
                                ========               ========                 ========                ========

      Sales to Pitney Bowes of Canada under a reseller agreement are at margins significantly below the typical margins on sales to our direct customers. We expect to maintain a reseller agreement with Pitney Bowes of Canada, however, we are unable to predict the future level of sales to Pitney Bowes of Canada. We believe it is useful to analyze revenue excluding sales to Pitney Bowes of Canada in order to better evaluate the effectiveness of our direct sales and marketing initiatives and our pricing policies.

Results of Operations

      The following table shows our statement of income data, expressed as a percentage of total revenue, for the periods indicated. The table also shows cost of sales as a percentage of sales revenue, cost of rentals as a percentage of rental revenue and our effective tax rate:

                                                                  As a % of total revenue, except as noted
                                                       For the three months ended         For the six months ended
                                                                 June 30,                          June 30,
                                                       ---------------------------       -------------------------
                                                         2004                2003          2004              2003
                                                       -------             -------       -------           -------
Equipment sales                                           27%                 27%           28%               26%
Supplies sales                                            22%                 24%           23%               24%
                                                       -------             -------       -------           -------
    Total sales                                           49%                 51%           51%               50%
Equipment rentals                                         36%                 36%           35%               37%
Support services                                          15%                 13%           14%               13%
                                                       -------             -------       -------           -------
    Total revenue                                        100%                100%          100%              100%

Cost of sales                                             28%                 31%           30%               30%
Cost of rentals                                           10%                 12%           10%               12%
Selling, service and administrative expenses              54%                 50%           53%               51%
                                                       -------             -------       -------           -------
    Operating income                                       8%                  7%            7%                7%

Interest expense                                           1%                  1%            0%                1%
                                                       -------             -------       -------           -------
    Income before income taxes                             7%                  6%            7%                6%
Provision for income taxes                                 3%                  3%            3%                3%
                                                       -------             -------       -------           -------
    Net income                                             4%                  3%            4%                3%
                                                       =======             =======       =======           =======

Cost of sales as a percentage of sales revenue           56.4%               61.1%         57.9%             61.5%
                                                       =======             =======       =======           =======

Cost of rentals as a percentage of rental revenue        28.3%               33.3%         28.7%             33.4%
                                                       =======             =======       =======           =======

Effective tax rate                                       42.4%               43.0%         42.7%             41.8%
                                                       =======             =======       =======           =======

Three months ended June 30, 2004 and June 30, 2003

      Revenue. For the three months ended June 30, 2004, total revenue of $151.5 million decreased 2.8% versus revenue of $155.9 million for the three months ended June 30, 2003 reflecting lower sales to Pitney Bowes of Canada, lower facsimile sales, rentals and support services revenue, partially offset by higher copier/MFP rentals, support services revenue and sales. Excluding the impact of revenue attributable to sales to Pitney Bowes of Canada, which operates under a reseller agreement, total revenue for the second quarter was slightly higher versus the prior year.

      Equipment and supplies sales revenue of $75.2 million decreased 4.7% for the three months ended June 30, 2004 from $78.9 million for the three months ended June 30, 2003, reflecting lower sales to Pitney Bowes of Canada and lower facsimile sales, partially offset by higher copier/MFP sales. Excluding the impact of sales to Pitney Bowes of Canada, total sales revenue increased 1.4% compared with the prior year. Copier/MFP sales increased 11.6% reflecting an improvement in demand for our mid-market digital black-and-white multifunctional products. Facsimile equipment and supplies sales declined 21.8% compared with the prior year reflecting the continuing industry-wide reduction in facsimile usage.

      Equipment rental revenue of $54.2 million for the three months ended June 30, 2004 declined 3.4% versus equipment rental revenue of $56.1 million for the three months ended June 30, 2003, reflecting the continuing expected decline in facsimile rental revenues, partially offset by an increase in copier/MFP rental revenues resulting from a continuing copier/MFP marketing focus. Rental revenue derived from our copier/MFP product line increased 9.4% primarily reflecting the impact of a continuing increase in page volumes. Rental revenue from our facsimile product line declined 13.8% versus the prior year reflecting a lower installed base and lower unit pricing.

      Support services revenue for the three months ended June 30, 2004 of $22.2 million, primarily derived from stand-alone service contracts, increased 5.9% versus support services revenue of $20.9 million for the three months ended June 30, 2003, reflecting higher copier/MFP service revenue resulting primarily from higher page volumes, partially offset by lower facsimile service revenue.

      Cost of sales. Cost of sales was $42.4 for the three months ended June 30, 2004 compared with $48.2 for the same period in 2003 and cost of sales as a percentage of sales revenue decreased to 56.4% for the three months ended June 30, 2004 from 61.1% for the three months ended June 30, 2003. This decrease was primarily due to lower product cost, lower inventory obsolescence charges and improved profit margins on copier/MFP supplies, partially offset by the continuing shift in product mix toward lower margin copier/MFP products, away from the facsimile product line, a reduction in lower margin sales to Pitney Bowes of Canada and lower margins on facsimile equipment and supplies sales.

      Cost of rentals. Cost of rentals was $15.3 million for the three months ended June 30, 2004 compared with $18.7 million for the three months ended June 30, 2003 and cost of rentals as a percentage of rental revenue declined 5.0 percentage points to 28.3% for the three months ended June 30, 2004 from 33.3% for the three months ended June 30, 2003. This decline was due to product cost improvements and, to a lesser extent, the impact of our disciplined focus on improving profit margins, partially offset by an increase in the continuing mix of copier/MFP product rentals which have a higher cost as a percentage of rental revenue than facsimile machines.

      Selling, service and administrative expenses. Selling, service and administrative expenses of $82.3 million were 54.3% of total revenue for the three months ended June 30, 2004 compared with $78.6 million, or 50.4% of total revenue for the three months ended June 30, 2003. Selling, service and administrative expenses increased 4.6% versus the prior year primarily resulting from higher compensation and benefit expenses relating to higher copier/MFP revenue coupled with increased sales headcount, higher operating expenses associated with direct distribution expansion, higher administrative costs related to the implementation and stabilization of our ERP system and an increase in bad debt expense, partially offset by lower costs resulting from the absence of payments to Pitney Bowes for information technology charges and lower service charges under the transition services agreement, lower advertising expenses and an insurance recovery for business interruption claims related to the World Trade Center.

      Field sales and service operating expenses are included in selling, service and administrative expenses because no meaningful allocation of these expenses to cost of sales, cost of rentals or cost of support services is practicable.

      Interest expense. Interest expense decreased to $0.9 million for the three months ended June 30, 2004 from $1.6 million for the three months ended June 30, 2003 primarily due to lower interest rates, partially offset by higher debt levels. The weighted average interest rate for the three months ended June 30, 2004 was 2.9% versus 6.6% for the three months ended June 30, 2003.

      Effective tax rate. Our effective tax rate was 42.4% for the three months ended June 30, 2004 compared with 43.0% for the three months ended June 30, 2003 due to a higher proportion of non-U.S. income.

Six months ended June 30, 2004 and June 30, 2003

      Revenue. For the six months ended June 30, 2004, total revenue of $309.8 million increased 1.0% versus revenue of $306.8 million for the six months ended June 30, 2003 reflecting higher copier/MFP sales, rentals and support services revenue, partially offset by lower facsimile revenue and lower sales to Pitney Bowes of Canada. Excluding the impact of revenue attributable to sales to Pitney Bowes of Canada, which operates under a reseller agreement, total revenue for the six months ended June 30, 2004 increased 1.3% versus the same period in the prior year.

      Equipment and supplies sales revenue of $157.7 million increased 3.8% for the six months ended June 30, 2004 from $151.9 million for the six months ended June 30, 2003, reflecting higher copier/MFP sales, partially offset by lower facsimile sales and lower sales to Pitney Bowes of Canada. Excluding the impact of sales to Pitney Bowes of Canada, total sales revenue increased 4.8% compared with the prior year. Copier/MFP sales increased 13.6% with particular improvement in mid-market digital black-and-white multifunctional products as well as increased copier/MFP supplies sales. Facsimile equipment and supplies sales declined 14.2% compared with the prior year reflecting the continuing industry-wide reduction in facsimile usage.

      Equipment rental revenue of $108.6 million for the six months ended June 30, 2004 declined 4.1% versus equipment rental revenue of $113.2 million for the six months ended June 30, 2003, reflecting the continuing expected decline in facsimile rental revenues, partially offset by an increase in copier/MFP rental revenues resulting from a continuing copier/MFP marketing focus. Rental revenue derived from our copier/MFP product line increased 7.8% primarily reflecting the impact of an increase in page volumes. Rental revenue from our facsimile product line declined 13.3% versus the prior year reflecting a lower installed base and lower pricing.

      Support services revenue for the six months ended June 30, 2004 of $43.5 million, primarily derived from stand-alone service contracts, increased 4.3% versus support services revenue of $41.7 million for the six months ended June 30, 2003, reflecting higher copier/MFP service revenue resulting primarily from higher page volumes, partially offset by lower facsimile service revenue.

      Cost of sales. Cost of sales was $91.3 million for the six months ended June 30, 2004 compared with $93.4 million for the same period in 2003 and cost of sales as a percentage of sales revenue decreased to 57.9% for the six months ended June 30, 2004 from 61.5% for the six months ended June 30, 2003. This decrease was primarily due to lower product cost, lower inventory obsolescence charges and improved profit margins on copier/MFP supplies, partially offset by the continuing shift in product mix toward lower margin copier/MFP products, away from the facsimile product line and lower margins on facsimile equipment and supplies sales.

      Cost of rentals. Cost of rentals was $31.1 million for the six months ended June 30, 2004 compared with $37.9 million for the six months ended June 30, 2003 and cost of rentals as a percentage of rental revenue declined 4.7 percentage points to 28.7% for the six months ended June 30, 2004 from 33.4% for the six months ended June 30, 2003. This decline was due to product cost improvements coupled with the impact of our disciplined focus on improving profit margins, partially offset by an increase in the continuing mix of copier/MFP product rentals which have a higher cost as a percentage of rental revenue than facsimile machines.

      Selling, service and administrative expenses. Selling, service and administrative expenses of $164.9 million were 53.2% of total revenue for the six months ended June 30, 2004 compared with $155.5 million, or 50.7% of total revenue for the six months ended June 30, 2003. Selling, service and administrative expenses increased 6.0% versus the prior year primarily resulting from higher compensation and benefit expenses relating to higher copier/MFP revenue coupled with increased sales headcount, higher operating expenses associated with direct distribution expansion, higher administrative costs related to the implementation and stabilization of our ERP system and an increase in bad debt expense, partially offset by lower costs resulting from the absence of payments to Pitney Bowes for information technology charges and lower service charges under the transition services agreement, lower advertising expenses and an insurance recovery for business interruption claims related to the World Trade Center.

      Field sales and service operating expenses are included in selling, service and administrative expenses because no meaningful allocation of these expenses to cost of sales, cost of rentals or cost of support services is practicable.

      Interest expense. Interest expense decreased to $1.8 million for the six months ended June 30, 2004 from $3.2 million for the six months ended June 30, 2004 primarily due to lower interest rates, partially offset by higher debt levels. The weighted average interest rate for the six months ended June 30, 2004 was 3.0% versus 6.8% for the six months ended June 30, 2003.

      Effective tax rate. Our effective tax rate was 42.7% for the six months ended June 30, 2004 compared with 41.8% for the six months ended June 30, 2003 primarily due to an increase in state and local income taxes.

Liquidity and Capital Resources

      On November 9, 2001 we entered into a Credit Agreement with a group of lenders (the "Credit Agreement") that provided for secured borrowings or the issuance of letters of credit in an aggregate amount not to exceed $225.0 million, comprised of a $125.0 million Revolving Credit Facility (the "Revolving Credit Facility") and a $100.0 million Term Loan (the "Term Loan"). The term of the Revolving Credit Facility is five years and the term of the Term Loan is six years.

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

      The Credit Agreement required us to manage our interest rate risk with respect to at least 50% of the aggregate principal amount of the Term Loan for a period of at least 36 months. Accordingly, we entered into two interest rate swap agreements in the notional amounts of $50.0 million and $30.0 million to convert the variable interest rate payable on the Term Loan to a fixed interest rate in order to hedge the exposure to variability in expected future cash flows. These interest rate swap agreements had been designated as cash flow hedges. The counterparties to the interest rate swap agreements were major international financial institutions. Under the terms of the swap agreements, we received payments based upon the 90-day LIBOR rate and remitted payments based upon a fixed rate. The fixed interest rates were 4.17% and 4.32% for the $50.0 million and the $30.0 million swap agreements, respectively.

      Our initial borrowings of $150.0 million under the Credit Agreement, consisting of $100.0 million under the Term Loan and $50.0 million under the Revolving Credit Facility, were used to repay amounts due to Pitney Bowes and to pay a dividend to Pitney Bowes.

      On March 19, 2002, the Credit Agreement was amended to increase the total amount of our stock permitted to be repurchased from $20.0 million to $30.0 million. On July 19, 2002, the Credit Agreement was further amended to increase the total amount of our stock permitted to be repurchased from $30.0 million to $58.0 million and to reduce the Term Loan interest rates to LIBOR plus a margin of from 2.75% to 3.75%, depending on our leverage ratio, or to the Fleet Bank base lending rate plus a margin of from 1.75% to 2.75%, depending on our leverage ratio. On March 5, 2003, the Credit Agreement was amended to increase the total amount of stock permitted to be repurchased from $58.0 million to $78.0 million, to reduce the minimum EBITDA covenant to $100.0 million for the remainder of the term of the Credit Agreement and to revise the limitation on capital expenditures. On May 16, 2003, the Credit Agreement was amended (the "Fourth Amendment") to reduce the aggregate amount of the Revolving Credit Facility from $125.0 million to $95.0 million, to delete the requirement that we maintain interest rate protection with respect to at least 50% of the aggregate principal amount of the Term Loan, to reduce and fix the Term Loan interest rate to LIBOR plus a margin of 2.25%, from LIBOR plus a margin of from 2.75% to 3.75%, depending on our leverage ratio, or to the Fleet Bank base lending rate plus a margin of 1.25%, from the Fleet Bank base lending rate plus a margin of from 1.75% to 2.75%, depending on our leverage ratio, to reduce and fix the Revolving Credit Facility interest rate to LIBOR plus a margin of 1.25%, from LIBOR plus a margin of from 2.25% to 3.00%, depending on our leverage ratio, or to the Fleet Bank base lending rate plus a margin of 0.25%, from the Fleet Bank base lending rate plus a margin of from 1.25% to 2.00%, depending on our leverage ratio and to fix our commitment fee at 0.375% on the average daily unused portion of the Revolving Credit Facility from 0.375% to 0.500% on the average daily unused portion of the Revolving Credit Facility, depending on our leverage ratio. On May 7, 2004, the Credit Agreement was amended (the "Fifth Amendment") to increase the amount of our stock permitted to be repurchased from $78.0 million to $108.0 million, to increase the aggregate amount of acquisition consideration payable for acquisitions from $30.0 million to $60.0 million and to remove the requirement for annual borrowing base audits so long as $50.0 million or more of borrowings are available under the Credit Agreement and the fixed charge ratio, as defined in the Fifth Amendment, is 2.0 or higher. Effective June 1, 2004, the Credit Agreement was further amended (the "Sixth Amendment") to reduce and fix the Term Loan interest rate to LIBOR plus a margin of 1.25%, from LIBOR plus a margin of 2.25%, or to the Fleet Bank base lending rate plus a margin of 0.25%, from the Fleet Bank base lending rate plus a margin of 1.25%. At June 30, 2004, we were in compliance with all of the financial covenants.

      During the third quarter of 2002, we revised our cash flow estimates and prepaid $8.0 million of the amount outstanding under the Term Loan. This prepayment was covered by a portion of the $30.0 million interest rate swap agreement that had been designated as a cash flow hedge. Since it was no longer probable that the hedged forecasted transactions related to the $8.0 million Term Loan prepayment would occur, we recognized a loss related to that portion of the swap agreement underlying the amount of the prepayment by reclassifying $0.4 million from accumulated other comprehensive income (loss) into interest expense. We also unwound $8.0 million of the $30.0 million interest rate swap agreement.

      During the third quarter of 2003, we revised our cash flow estimates and prepaid $20.0 million of the amount outstanding under the Term Loan. In light of this revision, the deletion of the interest rate protection requirement resulting from the Fourth Amendment and our consistent historical positive cash flow and near term estimated operating and capital expenditure requirements, we disposed of our two interest rate swap agreements in the notional amounts of $50.0 million and $22.0 million. Accordingly, we reclassified $2.8 million from accumulated other comprehensive income (loss) into interest expense because it was no longer probable that the hedged forecasted transactions would occur.

      At June 30, 2004, $73.2 million of borrowings were outstanding under the Credit Agreement, consisting of $20.0 million of borrowings under the Revolving Credit Facility and $53.2 million of borrowings under the Term Loan, and the borrowing base amounted to approximately $121.8 million. Approximately $74.0 million of the Revolving Credit Facility was available for borrowing at June 30, 2004. The Term Loan is payable in 10 consecutive equal quarterly installments of $0.1 million due September 30, 2004 through December 31, 2006, three consecutive equal quarterly installments of $12.9 million due March 31, 2007 through September 30, 2007 and a final payment of $12.9 million due at maturity.

      At June 30, 2004 and December 31, 2003, one irrevocable standby letter of credit in the amount of $0.9 million was outstanding as security for our casualty insurance program.

      The ratio of current assets to current liabilities increased to 3.0 to 1 at June 30, 2004 compared to 2.8 to 1 at December 31, 2003 due to increases in accounts receivable, current deferred taxes and accrued billings and a reduction in accounts payable and accrued liabilities, partially offset by a reduction in inventories. At June 30, 2004, our total debt as a percentage of total capitalization increased to 21.3% from 19.2% at December 31, 2003 due to an increase in our debt and stock repurchases under our stock buy back program.

      In October 2003, we implemented Phase II of our ERP system, consisting of order management, order fulfillment, billing, cash collection, service management and sales compensation, which replaced the information technology services provided by Pitney Bowes under the transition services agreement. We believe that we have satisfactorily resolved the issues relating to delays in product shipments and service responsiveness initially experienced in connection with the ERP system implementation. However, as we stabilize the ERP system, we continue to experience certain temporary processing inefficiencies affecting our billings, which in turn have negatively impacted accounts receivable levels and the calculation of sales compensation. Our ability to return accounts receivable to historical levels has been impacted by delays in collections resulting from customer inquiries relating to changes to our billing policies and invoice format, an increase in billing adjustment activity and the temporary suspension of account statement and collection notice mailings on delinquent amounts. In addition, the increase in accounts receivable results from the delays in the implementation of certain automated tools to assist in collection activities. We believe that the increase in accounts receivable is temporary. We have provided for collection losses and adjustment activity on the increase in accounts receivable at rates higher than our historical experience. However, if collection losses related to accounts receivable are significantly higher than the amounts we have provided, we would recognize an increase in our provision for bad debt. With respect to the calculation of sales compensation, we continue to work through certain of the temporary processing inefficiencies resulting in data inaccuracies and potential inaccuracies in calculated sales compensation. Due to these issues, we have continued to apply alternate methodologies to calculate and pay sales compensation. While we believe that we have recognized the proper amount of sales compensation, there is a potential that the resolution of these data inaccuracies could result in additional expense for sales compensation. These issues, coupled with certain revisions to our billing practices, could have a negative impact on customer and employee satisfaction and retention, which could result in a potential loss of business. We remain engaged in a period of stabilization and clean up, as is typical of a large ERP system implementation and we anticipate this transition will be substantially completed during 2004. Although no assurance can be given that these efforts related to accounts receivable and sales compensation will be successful in the time periods expected, other than the temporary increase in working capital requirements, we do not anticipate that these issues will have a material adverse effect on our financial position, results of operations or future cash flows.

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

      Net cash provided by operating activities was $25.7 million for the six months ended June 30, 2004 compared with $56.4 million for the six months ended June 30, 2003. Net income was $11.9 million and $9.8 million, respectively. Non-cash charges for depreciation and amortization and provisions for bad debt and inventory obsolescence in the aggregate provided cash of $42.6 million and $46.3 million for the six months ended June 30, 2004 and 2003, respectively. Changes in the principal components of working capital required $26.3 million and $2.9 million of cash in the six months ended June 30, 2004 and 2003, respectively. Of the $26.3 million increase in our working capital requirements in the six months ended June 30, 2004, approximately $17.3 million resulted from an increase in accounts receivable due to delays in collections resulting from customer inquiries related to changes to the Company's billing policies and invoice format, an increase in billing adjustment activity, the temporary suspension of account statement and collection notice mailings on delinquent amounts and delays in the implementation of automated tools to assist in the collection activities associated with the implementation of our ERP system, an increase in accrued billings of approximately $3.8 million and a decrease in advance billings of $2.2 million, both relating to timing of invoicing to customers and a decrease in accounts payable and accrued liabilities of approximately $6.4 million primarily relating to timing of inventory and other payments. This was partially offset by a decrease in inventory levels of $3.5 million. The $2.9 million of cash used by working capital changes in the six months ended June 30, 2003 resulted from a decrease in accounts payable and accrued liabilities of approximately $12.8 million primarily consisting of $4.0 million of incentive compensation payments and $8.1 million of tax payments, partially offset by $12.3 million of net reductions in accounts receivable resulting primarily from collections.

      We used $37.7 million and $26.4 million in investing activities for the six months ended June 30, 2004 and 2003, respectively. Investment in rental equipment assets totaled $21.3 million and $17.4 million for the six months ended June 30, 2004 and 2003, respectively. The increased level of rental asset expenditures results from awards of new state rental contracts, partially offset by lower facsimile placements. Capital expenditures for property, plant and equipment were $6.7 million and $9.0 million for the six months ended June 30, 2004 and 2003, respectively, of which the investment in our ERP system accounted for $2.8 million and $5.5 million, respectively. During the six months ended June 30, 2004, we acquired two independent dealers to expand our sales and service capabilities as described in Note 10 of our "Notes to Consolidated Financial Statements."

      Cash used in financing activities was $0.2 million for the six months ended June 30, 2004 compared with $19.1 million for the six months ended June 30, 2003. Cash used in financing activities in the six months ended June 30, 2004 reflects net borrowings under the Revolving Credit Facility of $10.0 million. For the six months ended June 30, 2004 and 2003 cash was used to repurchase 298,900 shares of our stock at a cost of $12.3 million and 1,010,000 shares at a cost of $20.5 million, respectively.

      During the six month period ended June 30, 2004, we had no material changes in our contractual obligations and commitments. We had no material commitments other than supply agreements with vendors that extend only to equipment supplies and parts ordered under purchase orders; there are no long-term purchase requirements. We will continue to make additional investments in facilities, rental equipment, computer equipment and systems and our distribution network as required to support our operations. We anticipate investments in rental equipment assets for new and replacement programs in amounts consistent with the recent past. We estimate that we will spend approximately $5.0 million over the remainder of 2004 to continue to enhance our information systems infrastructure and implement our ERP system.

Risk Factors that Could Cause Results to Vary

      Risk Factors Relating to Our Business

      The document imaging and management industry is undergoing an evolution in product offerings, moving toward the use of networked, digital and color technology in a multifunctional office environment. Our continued success will depend to a great extent on our ability to respond to this changing environment by developing new options and document imaging solutions for our customers.

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

      We rely on outside suppliers to manufacture the products that we distribute, many of whom are located in Asia. In addition, our primary suppliers sell products in competition with us, either directly or through dealer channels. Four manufacturers supply a significant portion of our new copier and multifunctional equipment. If these manufacturers discontinue their products or are unable to deliver us products in the future or if political changes, economic disruptions or natural disasters occur where their production facilities are located, we will be forced to identify an alternative supplier or suppliers for the affected product. In addition, although we have worked with our suppliers and freight forwarders to mitigate the potential impacts of an outbreak of infectious disease affecting our supply chain, should our manufacturers become affected by epidemics of infectious diseases, including outbreaks such as severe acute respiratory syndrome, we could be forced to identify an alternative supplier or suppliers for the affected product. Although we are confident that we can identify alternate sources of supply, we may not be successful in doing so. Even if we are successful, the replacement product may be more expensive or may lack certain features of the discontinued product and we may experience some delay in obtaining the product. Other events that disrupt the shipment to or receipt of ocean freight at U.S. ports, such as labor unrest, war or terrorist activity could delay, prevent or add substantial cost to our receipt of such products. Any of these events would cause disruption to our customers and could have an adverse effect on our business.

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

      Risk Factors Relating to Separating Our Company From Pitney Bowes

      In October 2003, we implemented Phase II of our ERP system, consisting of order management, order fulfillment, billing, cash collection, service management and sales compensation, which replaced the information technology services provided by Pitney Bowes under the transition services agreement. We believe that we have satisfactorily resolved the issues relating to delays in product shipments and service responsiveness initially experienced in connection with the ERP system implementation. However, as we stabilize the ERP system, we continue to experience certain temporary processing inefficiencies affecting our billings, which in turn have negatively impacted accounts receivable levels and the calculation of sales compensation. Our ability to return accounts receivable to historical levels has been impacted by delays in collections resulting from customer inquiries relating to changes to our billing policies and invoice format, an increase in billing adjustment activity and the temporary suspension of account statement and collection notice mailings on delinquent amounts. In addition, the increase in accounts receivable results from the delays in the implementation of certain automated tools to assist in collection activities. We believe that the increase in accounts receivable is temporary. We have provided for collection losses and adjustment activity on the increase in accounts receivable at rates higher than our historical experience. However, if collection losses related to accounts receivable are significantly higher than the amounts we have provided, we would recognize an increase in our provision for bad debt. With respect to the calculation of sales compensation, we continue to work through certain of the temporary processing inefficiencies resulting in data inaccuracies and potential inaccuracies in calculated sales compensation. Due to these issues, we have continued to apply alternate methodologies to calculate and pay sales compensation. While we believe that we have recognized the proper amount of sales compensation, there is a potential that the resolution of these data inaccuracies could result in additional expense for sales compensation. These issues, coupled with certain revisions to our billing practices, could have a negative impact on customer and employee satisfaction and retention, which could result in a potential loss of business. We remain engaged in a period of stabilization and clean up, as is typical of a large ERP system implementation and we anticipate this transition will be substantially completed during 2004. Although no assurance can be given that these efforts related to accounts receivable and sales compensation will be successful in the time periods expected, other than the temporary increase in working capital requirements, we do not anticipate that these issues will have a material adverse effect on our financial position, results of operations or future cash flows.

      Pitney Bowes has been and is expected to continue to be a significant customer. For the three months ended June 30, 2004 and 2003, revenues from Pitney Bowes, exclusive of equipment sales to PBCC for lease to the end user, accounted for approximately 5% and 9%, respectively, of our total revenue and for the six months ended June 30, 2004 and 2003, accounted for approximately 7% and 8% of our total revenue, respectively. However, no assurance can be given that Pitney Bowes will continue to purchase our products and services.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      We have certain exposures to market risk related to changes in interest rates and foreign currency exchange rates. Currently, we do not utilize any form of derivative financial instruments to manage our interest rate risk or our exchange rate risk. We manage our foreign exchange risk by attempting to pass through to our customers any cost increases related to foreign currency exchange. In addition, we are exposed to foreign exchange rate fluctuations with respect to the British Pound and the Canadian Dollar as the financial results of our U.K. subsidiary and Canadian subsidiary are translated into U.S. dollars for consolidation. The effect of foreign exchange rate fluctuation for the quarter ended June 30, 2004 was not material.

ITEM 4. CONTROLS AND PROCEDURES

      As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as described in Exchange Act Rule 13a-15. Based on our evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring items are recorded, processed, summarized and reported and alerting them to material information required to be included in our periodic SEC filings relating to the Company, including its consolidated subsidiaries in a timely fashion.

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

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

      The following table provides information with respect to the purchase of shares of our common stock under the stock buy back program during each month in the second quarter of 2004:

(Dollars in thousands, except per share data)

                                                                       Total number of        Approximate dollar
                                  Total number                         shares purchased      value of shares that
                                    of shares       Average price    as part of publicly     may yet be purchased
             Period                 purchased      paid per share       announced plan           under the plan
------------------------------    ------------     --------------    -------------------     --------------------
April 1, 2004 - April 30, 2004        56,600           $ 43.62              56,600                  $ 34,343
May 1, 2004 - May 31, 2004            84,500           $ 37.81              84,500                  $ 31,149
June 1, 2004 - June 30, 2004           8,900           $ 38.60               8,900                  $ 30,805
                                     -------                               -------
Total                                150,000           $ 40.05             150,000
                                     =======                               =======

      In March 2002, the Board of Directors approved a $30.0 million stock buy back program. In October 2002, the Board of Directors authorized the repurchase of an additional $28.0 million of our stock, raising the total authorization to $58.0 million. In July 2003, the Board of Directors authorized the repurchase of an additional $20.0 million of our stock, raising the total authorization to $78.0 million. In May 2004, the Board of Directors authorized the repurchase of an additional $30.0 million of our stock, raising the total authorization to $108.0 million and, as of June 30, 2004, we have accumulated approximately 3.5 million shares of treasury stock at a cost of approximately $77.2 million. The stock buy back program has no fixed termination date.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      At our annual meeting of stockholders held on May 11, 2004, two proposals were voted upon by our stockholders. A brief discussion of each proposal voted upon at the annual meeting and the number of votes cast for, against and withheld, as well as the number of abstentions to each proposal are set forth below.

      A vote was taken for the election of three directors to hold office until our 2007 annual meeting of stockholders and until their respective successors shall have been duly elected. The aggregate numbers of shares of common stock voted in person or by proxy for each nominee were as follows:

                     Nominee                    For             Withheld
                 --------------------       ------------      ------------
                 T. Kevin Dunnigan           14,593,935          89,403
                 James A. Thomas             14,329,250         354,088
                 Ronald L. Turner            14,426,253         257,085

      Other directors include Marc C. Breslawsky and Craig R. Smith, whose terms of office expire in 2005, and Thelma R. Albright and Ira D. Hall, whose terms of office expire in 2006.

      A vote was taken on the proposal to ratify the appointment of PricewaterhouseCoopers LLP as our auditors for the fiscal year ending December 31, 2004. The aggregate numbers of shares of common stock voted on this proposal in person or by proxy were as follows:

                   For                 Against          Abstain
              --------------         -----------      -----------
               14,242,659              426,962           13,717

      Each of the listed proposals were approved by the stockholders in accordance with our certificate of incorporation, bylaws and the Delaware General Corporation Law. There were no broker non-votes for either matter.

      The foregoing proposals are described more fully in our definitive proxy statement dated March 29, 2004, filed with the United States Securities and Exchange Commission pursuant to Section 14 (a) of the Securities Act of 1934, as amended, and the rules and regulations promulgated thereunder.

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

10.35 Amendment No. 5 to Credit Agreement between Imagistics International Inc. and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Syndication Agent, Fleet Capital Corporation, as Administrative Agent, and the Lenders identified therein (11)

10.36 Amendment No. 6 to Credit Agreement between Imagistics International Inc. and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Syndication Agent, Fleet Capital Corporation, as Administrative Agent, and the Lenders identified therein

31.1 Certification of the Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of the Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32 Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

----------
(1) Incorporated by reference to Amendment No. 1 to the Registrant's Form 10 filed July 13, 2001.

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

(7)   Incorporated by reference to the Registrant's Form 8-K dated March 7,
      2003.

(8)   Incorporated by reference to the Registrant's Form 10-K dated March 28,
      2003.

(9)   Incorporated by reference to the Registrant's Form 8-K dated May 16, 2003.

(10)  Incorporated by reference to the Registrant's Form 10-K filed March 12,
      2004.

(11)  Incorporated by reference to the Registrant's Form 10-Q filed May 10,
      2004.

      (b)   Reports on Form 8-K.

      On May 4, 2004, we filed a Current Report on Form 8-K, under Item 12, which included a copy of our press release dated May 4, 2004 in which we announced our earnings for the fiscal quarter ended March 31, 2004 and certain additional matters.

      On May 11, 2004, we filed a Current Report on Form 8-K, under Item 9, to disclose certain executive promotions and the increase of the amount of our stock buy back program.

      On June 1, 2004, we filed a Current Report on Form 8-K, dated June 1, 2004, to furnish under Item 9 of such Form materials used in its presentation to the financial analyst and investment community.

      On July 2, 2004, we filed a Current Report on Form 8-K, reporting under
Item 5 thereof, the Sixth Amendment to the Credit Agreement, dated as of June 30, 2004.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 3, 2004                        Imagistics International Inc.
                                            ------------------------------------
                                            (Registrant)


                                            By     /s/ Timothy E. Coyne
                                                   -----------------------------
                                            Name:  Timothy E. Coyne
                                            Title: Chief Financial Officer
                                                   and Authorized Signatory