Form 10-Q
period 2004-09-30
IMAGISTICS INTERNATIONAL INC
filed 2004-11-09
CIK 1137019

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2004

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

Number of shares of Imagistics Common Stock, par value $0.01 per share, outstanding as of October 29, 2004: 16,316,269

================================================================================

                          IMAGISTICS INTERNATIONAL INC.

                                Table of Contents

PART I -  FINANCIAL INFORMATION..............................................................................................   3

ITEM 1.   FINANCIAL STATEMENTS...............................................................................................   3
          Consolidated Statements of Income for the three and nine months ended September 30, 2004 and 2003 (Unaudited)......   3
          Consolidated Balance Sheets as of September 30, 2004 and December 31, 2003 (Unaudited).............................   4
          Consolidated Statements of Cash Flows for the nine months ended September 30, 2004 and 2003 (Unaudited)............   5
          Notes to Consolidated Financial Statements.........................................................................   6

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
            OF OPERATIONS....................................................................................................  17

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.........................................................  28

ITEM 4.   CONTROLS AND PROCEDURES............................................................................................  28

PART II - OTHER INFORMATION..................................................................................................  29

ITEM 1.   LEGAL PROCEEDINGS..................................................................................................  29

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS........................................................  29

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K...................................................................................  29

SIGNATURES...................................................................................................................  31

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          IMAGISTICS INTERNATIONAL INC.

                        Consolidated Statements of Income
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)

                                                        For the three months ended        For the nine months ended
                                                              September 30,                     September 30,
                                                      ----------------------------      ----------------------------
                                                         2004             2003             2004             2003
                                                      -----------      -----------      -----------      -----------
Revenue:
    Sales                                             $    79,589      $    84,298      $   237,334      $   236,227
    Rentals                                                51,164           54,239          159,754          167,414
    Support services                                       22,302           21,012           65,816           62,746
                                                      -----------      -----------      -----------      -----------
Total revenue                                             153,055          159,549          462,904          466,387
    Cost of sales                                          41,113           52,328          132,475          145,738
    Cost of rentals                                        14,159           17,952           45,282           55,800
    Selling, service and administrative expenses           85,776           76,017          250,640          231,540
                                                      -----------      -----------      -----------      -----------
Operating income                                           12,007           13,252           34,507           33,309
    Interest expense                                          880            4,289            2,691            7,510
                                                      -----------      -----------      -----------      -----------
Income before income taxes                                 11,127            8,963           31,816           25,799
    Provision for income taxes                              4,720            3,833           13,554           10,877
                                                      -----------      -----------      -----------      -----------
Net income                                            $     6,407      $     5,130      $    18,262      $    14,922
                                                      ===========      ===========      ===========      ===========

Earnings per share:
    Basic                                             $      0.40      $      0.31      $      1.12      $      0.89
                                                      ===========      ===========      ===========      ===========
    Diluted                                           $      0.38      $      0.30      $      1.08      $      0.86
                                                      ===========      ===========      ===========      ===========

Shares used in computing earnings per share:
    Basic                                              16,145,273       16,471,877       16,255,059       16,854,555
                                                      ===========      ===========      ===========      ===========
    Diluted                                            16,796,810       17,067,336       16,948,724       17,330,051
                                                      ===========      ===========      ===========      ===========

                 See Notes to Consolidated Financial Statements

                          IMAGISTICS INTERNATIONAL INC.

                           Consolidated Balance Sheets
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)

                                                                                      September 30,    December 31,
                                                                                           2004            2003
                                                                                      -------------    ------------
Assets
Current assets:
    Cash                                                                                $  12,259       $  22,938
    Accounts receivable, net of allowances of $15,537 and $10,575
      at September 30, 2004 and December 31, 2003, respectively                           111,112         107,690
    Accrued billings                                                                       27,756          20,862
    Inventories                                                                            91,218          86,134
    Current deferred taxes on income                                                       28,385          24,191
    Other current assets and prepaid expenses                                               4,635           4,806
                                                                                        ---------       ---------
        Total current assets                                                              275,365         266,621
Property, plant and equipment, net                                                         57,756          53,204
Rental equipment, net                                                                      63,649          67,179
Goodwill                                                                                   65,881          55,447
Other assets                                                                                5,004           4,281
                                                                                        ---------       ---------
        Total assets                                                                    $ 467,655       $ 446,732
                                                                                        =========       =========

Liabilities and Stockholders' Equity
Current liabilities:
    Current portion of long-term debt                                                   $     545       $     545
    Accounts payable and accrued liabilities                                               87,635          79,291
    Advance billings                                                                       15,310          16,323
                                                                                        ---------       ---------
        Total current liabilities                                                         103,490          96,159
Long-term debt                                                                             71,495          62,903
Deferred taxes on income                                                                   19,916          17,919
Other liabilities                                                                           3,354           2,350
                                                                                        ---------       ---------
        Total liabilities                                                                 198,255         179,331
Commitments and contingencies (see Note 8)
Stockholders' equity:
    Preferred stock ($1.00 par value; 10,000,000 shares authorized, none issued)               --              --
    Common stock ($0.01 par value; 150,000,000 shares authorized, 19,992,656 and
      19,871,061 issued at September 30, 2004 and December 31, 2003, respectively)            200             199
    Additional paid-in-capital                                                            297,572         295,176
    Retained earnings                                                                      53,243          34,981
    Treasury stock, at cost (3,627,676 and 3,096,878 shares at
      September 30, 2004 and December 31, 2003, respectively)                             (82,746)        (62,783)
    Unearned compensation                                                                  (1,109)         (1,934)
    Accumulated other comprehensive income                                                  2,240           1,762
                                                                                        ---------       ---------
        Total stockholders' equity                                                        269,400         267,401
                                                                                        ---------       ---------
        Total liabilities and stockholders' equity                                      $ 467,655       $ 446,732
                                                                                        =========       =========

                 See Notes to Consolidated Financial Statements

                          IMAGISTICS INTERNATIONAL INC.

                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)
                                   (Unaudited)

                                                                  For the nine months ended
                                                                        September 30,
                                                                  -------------------------
                                                                     2004           2003
                                                                   --------       --------
Cash flows from operating activities:
    Net income                                                     $ 18,262       $ 14,922
    Adjustments to reconcile net income to net cash
    provided by operating activities:
       Depreciation and amortization                                 49,763         56,547
       Provision for bad debt                                        10,417          5,686
       Provision for inventory obsolescence                           2,736          5,147
       Deferred taxes on income                                      (2,196)         4,195
       Change in assets and liabilities, net of acquisitions:
          Accounts receivable                                       (12,114)         7,015
          Accrued billings                                           (6,894)        (1,383)
          Inventories                                                (5,656)         3,664
          Other current assets and prepaid expenses                     226          2,088
          Accounts payable and accrued liabilities                    4,986        (14,720)
          Advance billings                                           (1,504)        (1,343)
       Other, net                                                      (601)         2,552
                                                                   --------       --------
          Net cash provided by operating activities                  57,425         84,370
Cash flows from investing activities:
    Expenditures for rental equipment assets                        (34,802)       (28,022)
    Expenditures for property, plant and equipment                  (11,604)       (13,679)
    Acquistions, net of cash acquired                               (12,202)        (4,139)
                                                                   --------       --------
          Net cash used in investing activities                     (58,608)       (45,840)
Cash flows from financing activities:
    Exercises of stock options, including sales
       under employee stock purchase plan                             2,389          1,964
    Purchases of treasury stock                                     (20,476)       (26,186)
    Repayments under term loan                                         (409)       (20,562)
    Net borrowings under revolving credit facility                    9,000             --
                                                                   --------       --------
          Net cash used in financing activities                      (9,496)       (44,784)
                                                                   --------       --------
Decrease in cash                                                    (10,679)        (6,254)
Cash at beginning of period                                          22,938         31,325
                                                                   --------       --------
Cash at end of period                                              $ 12,259       $ 25,071
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

      The Company believes that the disclosures contained in the unaudited interim consolidated financial statements are adequate to keep the information presented from being misleading. The results for the three and nine months ended September 30, 2004 are not necessarily indicative of the results for the full year. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K for the year ended December 31, 2003 filed with the SEC on March 12, 2004.

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

      Support services contracts, which often include supplies, are generally for an initial term of one year with automatic renewals unless the Company receives prior notice of cancellation. Under the terms of support services contracts, the Company bills its customers either a flat periodic charge and/or a usage-based fee. Revenues related to these contracts are recognized each month as earned, either using the straight-line method or based upon usage, as applicable. The Company records a provision for estimated usage adjustments on service contracts based upon historical experience.

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

      Accounts receivable

      Accounts receivable are stated at net realizable value by recording allowances for those accounts receivable amounts that the Company believes are uncollectible. The Company's estimate of losses is based on prior collection experience and includes evaluating the credit worthiness of each of the Company's customers, analyzing historical bad debt write-offs and reviewing the aging of the receivables. The Company's allowance for doubtful accounts includes amounts for specific accounts that it believes are uncollectible, as well as amounts that have been computed by applying certain percentages based on historic loss trends, to certain accounts receivable aging categories and estimated amounts relating to delinquencies associated with the changes in the Company's billing policies and invoice format resulting from the implementation of the Company's enterprise resource planning ("ERP") system.

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

                          IMAGISTICS INTERNATIONAL INC.
            Notes to Consolidated Financial Statements - (continued)

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

      The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," to stock-based employee compensation:

                                                                  For the three months ended       For the nine months ended
                                                                        September 30,                    September 30,
                                                                  --------------------------      ---------------------------
                                                                     2004            2003            2004             2003
                                                                  ----------      ----------      ----------       ----------
Net income, as reported                                           $    6,407      $    5,130      $   18,262       $   14,922
Add: Stock-based compensation expense
   included in net income, net of related tax effects                    471             423           1,349            1,226
Deduct: Total stock-based compensation expense
  based on the fair value method, net of related tax effects          (1,147)           (956)         (3,057)          (2,876)
                                                                  ----------      ----------      ----------       ----------
Pro forma net income                                              $    5,731      $    4,597      $   16,554       $   13,272
                                                                  ==========      ==========      ==========       ==========

Basic earnings per share:
   As reported                                                    $     0.40      $     0.31      $     1.12       $     0.89
   Pro forma                                                      $     0.35      $     0.28      $     1.02       $     0.79

Diluted earnings per share:
   As reported                                                    $     0.38      $     0.30      $     1.08       $     0.86
   Pro forma                                                      $     0.34      $     0.27      $     0.98       $     0.77

3. Supplemental Information

      Inventories

      Inventories consisted of the following at September 30, 2004 and December 31, 2003:

                                            September 30,       December 31,
                                                 2004               2003
                                            -------------       ------------
Finished products                              $48,607            $50,726
Supplies and service parts                      42,611             35,408
                                               -------            -------
     Total inventories                         $91,218            $86,134
                                               =======            =======

                          IMAGISTICS INTERNATIONAL INC.
            Notes to Consolidated Financial Statements - (continued)

      Fixed assets and rental equipment assets

      Fixed assets and rental equipment assets consisted of the following at September 30, 2004 and December 31, 2003:

                                                   September 30,     December 31,
                                                        2004             2003
                                                   -------------     ------------
Land                                                 $   1,356        $   1,356
Buildings and leasehold improvements                    12,125           10,976
Machinery and equipment                                 24,275           23,474
Computers and software                                  56,413           47,356
                                                     ---------        ---------
     Property, plant and equipment, gross               94,169           83,162
Accumulated depreciation                               (36,413)         (29,958)
                                                     ---------        ---------
     Property, plant and equipment, net              $  57,756        $  53,204
                                                     =========        =========

Rental equipment, gross                              $ 313,592        $ 333,563
Accumulated depreciation                              (249,943)        (266,384)
                                                     ---------        ---------
     Rental equipment, net                           $  63,649        $  67,179
                                                     =========        =========

      Depreciation and amortization expense was $16.1 million and $49.8 million for the three and nine months ended September 30, 2004, respectively, and $18.5 million and $56.5 million for the three and nine months ended September 30, 2003, respectively. Unamortized software costs totaled $32.5 million as of September 30, 2004 and $27.0 million as of December 31, 2003. Amortization expense on account of capitalized software totaled $1.0 million and $3.0 million for the three and nine months ended September 30, 2004, respectively, and $0.2 million and $0.6 million for the three and nine months ended September 30, 2003, respectively.

      Current liabilities

      Accounts payable and accrued liabilities consisted of the following at September 30, 2004 and December 31, 2003:

                                                       September 30,   December 31,
                                                            2004           2003
                                                       -------------   ------------
Accounts payable                                          $32,846        $33,237
Income taxes payable                                        8,669          6,743
Group medical insurance payable                             7,137          8,068
Accrued compensation and benefits                           8,543          8,321
Other non-income taxes payable                              5,856          6,626
Other accrued liabilities                                  24,584         16,296
                                                          -------        -------
     Accounts payable and accrued liabilities             $87,635        $79,291
                                                          =======        =======

      Comprehensive income

      Comprehensive income consisted of the following for the three and nine months ended September 30, 2004 and 2003:

                                                For the three months ended     For the nine months ended
                                                       September 30,                 September 30,
                                                --------------------------     -------------------------
                                                     2004        2003               2004         2003
                                                    ------      ------            -------      -------
Net income                                          $6,407      $5,130            $18,262      $14,922
Translation adjustment                                 399         864                478        1,736
Unrealized gain on cash flow hedges                     --         791                 --          868
Reclassification adjustment for realized loss
     on cash flow hedges included in net income         --       2,841                 --        2,841
                                                    ------      ------            -------      -------
     Comprehensive income                           $6,806      $9,626            $18,740      $20,367
                                                    ======      ======            =======      =======

                          IMAGISTICS INTERNATIONAL INC.
            Notes to Consolidated Financial Statements - (continued)

      Treasury stock

      The following table summarizes the Company's treasury stock transactions:

                                                                Treasury stock
                                                           -------------------------
                                                             Shares           Cost
                                                           ----------       --------
Balance at December 31, 2003                                3,096,878       $ 62,783
Purchases under stock buy back program                        554,000         20,476
Sales to employees under employee stock purchase plan         (23,202)          (513)
                                                           ----------       --------
Balance at September 30, 2004                               3,627,676       $ 82,746
                                                           ==========       ========

      Cash flow information

      Cash paid for income taxes was $14.0 million and $12.5 million for the nine months ended September 30, 2004 and 2003, respectively. Cash paid for interest was $2.0 million and $7.3 million for the nine months ended September 30, 2004 and 2003, respectively.

4. Business Segment Information

      The Company operates in two reportable segments based on geographic area:
North America and the United Kingdom. Revenues are attributed to geographic regions based on where the revenues are derived.

                                             For the three months ended    For the nine months ended
                                                    September 30,                September 30,
                                             --------------------------    -------------------------
                                                 2004          2003            2004          2003
                                               --------      --------        --------      --------
Revenues:
     North America                             $148,085      $154,778        $446,845      $451,180
     United Kingdom                               4,970         4,771          16,059        15,207
                                               --------      --------        --------      --------
         Total revenues                        $153,055      $159,549        $462,904      $466,387
                                               ========      ========        ========      ========

Income before income taxes:
     North America                             $ 10,511      $  8,172        $ 29,382      $ 23,021
     United Kingdom                                 616           791           2,434         2,778
                                               --------      --------        --------      --------
         Total income before income taxes      $ 11,127      $  8,963        $ 31,816      $ 25,799
                                               ========      ========        ========      ========

      Revenues from Pitney Bowes, substantially all of which are generated in the North America segment, consisted of the following for the three and nine months ended September 30, 2004 and 2003:

                                             For the three months ended    For the nine months ended
                                                   September 30,                September 30,
                                             --------------------------    -------------------------
                                                  2004         2003           2004          2003
                                                -------      -------        --------      --------
Revenues from Pitney Bowes:
     Pitney Bowes of Canada                     $ 1,688      $ 8,714        $ 13,435      $ 21,396
     Other subsidiaries of Pitney Bowes           6,364        5,849          17,366        19,210
                                                -------      -------        --------      --------
         Sub-total                                8,052       14,563          30,801        40,606
     Pitney Bowes Credit Corporation             25,003       23,470          69,513        68,830
                                                -------      -------        --------      --------
         Total                                  $33,055      $38,033        $100,314      $109,436
                                                =======      =======        ========      ========

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

                          IMAGISTICS INTERNATIONAL INC.
            Notes to Consolidated Financial Statements - (continued)

      The following tables show identifiable long-lived assets and total assets for each reportable segment at September 30, 2004 and December 31, 2003.

                                                September 30,  December 31,
                                                     2004          2003
                                                -------------  ------------
Identifiable long-lived assets:
     North America                                 $189,193      $176,157
     United Kingdom                                   3,097         3,954
                                                   --------      --------
         Total identifiable long-lived assets      $192,290      $180,111
                                                   ========      ========

Total assets:
     North America                                 $451,775      $428,885
     United Kingdom                                  15,880        17,847
                                                   --------      --------
         Total assets                              $467,655      $446,732
                                                   ========      ========

      Identifiable long-lived assets in North America included goodwill of $65.9 million and $55.4 million at September 30, 2004 and December 31, 2003, respectively.

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

5. Earnings Per Share Calculation

      Basic earnings per share was calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the applicable period. Diluted earnings per share was calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding plus all dilutive common stock equivalents outstanding during the applicable period. The calculation of diluted earnings per share did not include shares underlying approximately 111,775 and 2,700 options for the three months ended September 30, 2004 and 2003, respectively, since they were antidilutive for the periods presented. The calculation of diluted earnings per share did not include shares underlying approximately 17,900 and 7,900 options for the nine months ended September 30, 2004 and 2003, respectively, since they were antidilutive for the periods presented.

                          IMAGISTICS INTERNATIONAL INC.
            Notes to Consolidated Financial Statements - (continued)

      A reconciliation of the basic and diluted earnings per share computation is as follows:

                                                                  For the three months ended        For the nine months ended
                                                                         September 30,                    September 30,
                                                                 ----------------------------      ----------------------------
                                                                    2004             2003             2004             2003
                                                                 -----------      -----------      -----------      -----------
Net income available to common stockholders                      $     6,407      $     5,130      $    18,262      $    14,922
                                                                 ===========      ===========      ===========      ===========

Weighted average common shares for basic earnings per share       16,145,273       16,471,877       16,255,059       16,854,555
      Add: dilutive effect of restricted stock                       229,141          186,106          225,543          180,745
      Add: dilutive effect of stock options                          422,396          409,353          468,122          294,751
                                                                 -----------      -----------      -----------      -----------
Weighted average common shares and equivalents
for diluted earnings per share                                    16,796,810       17,067,336       16,948,724       17,330,051
                                                                 ===========      ===========      ===========      ===========

Basic earnings per share                                         $      0.40      $      0.31      $      1.12      $      0.89
Diluted earnings per share                                       $      0.38      $      0.30      $      1.08      $      0.86

6. Goodwill and Goodwill Amortization

      The Company accounts for goodwill in accordance with SFAS No. 142 "Goodwill and Other Intangible Assets," which requires that goodwill and certain other intangible assets having indefinite lives no longer be amortized to earnings, but instead be tested for impairment annually and on an interim basis if events or changes in circumstances indicate that goodwill might be impaired. The Company performed its annual test for impairment as of October 1, 2004 using the discounted cash flow valuation method. There was no impairment to the value of the Company's recorded goodwill. The carrying value of goodwill as of September 30, 2004 increased $10.1 million as a result of the Company's recent acquisitions (see Note 10). The carrying value of goodwill of $65.9 million as of September 30, 2004 is attributable to the North America geographic segment.

7. Long-Term Debt

      Long-term debt consisted of the following at September 30, 2004 and December 31, 2003:

                                             September 30,        December 31,
                                                 2004                2003
                                             -------------        ------------
Revolving Credit Facillity                     $ 19,000            $ 10,000
Term Loan                                        53,040              53,448
Less: current maturities                           (545)               (545)
                                               --------            --------
     Total long-term debt                      $ 71,495            $ 62,903
                                               ========            ========

      On November 9, 2001, the Company entered into a Credit Agreement with a group of lenders (the "Credit Agreement") that provided for secured borrowings and the issuance of letters of credit in an aggregate amount not to exceed $225.0 million, comprised of a $125.0 million Revolving Credit Facility (the "Revolving Credit Facility") and a $100.0 million Term Loan (the "Term Loan"). The Credit Agreement required the Company to manage its interest rate risk with respect to at least 50% of the aggregate principal amount of the Term Loan for a period of at least 36 months. Accordingly, the Company entered into two interest rate swap agreements in notional amounts of $50.0 million and $30.0 million to convert the variable interest rate payable on the Term Loan to a fixed interest rate in order to hedge the exposure to variability in expected future cash flows. These interest rate swap agreements were designated as cash flow hedges.

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

                          IMAGISTICS INTERNATIONAL INC.
            Notes to Consolidated Financial Statements - (continued)

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

      It is not possible to predict the maximum potential future payments under these agreements. As of September 30, 2004, the Company has not paid any material amounts pursuant to the above indemnifications other than expenses incurred in connection with the defense and settlement of assumed claims asserted in connection with the operation of the Company in the ordinary course of business. The Company believes that if it were to incur a loss in any of these matters, such loss would not have a material adverse effect on the Company's financial position, results of operations or cash flows.

                          IMAGISTICS INTERNATIONAL INC.
            Notes to Consolidated Financial Statements - (continued)

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

      Risks and uncertainties

      In October 2003, the Company implemented Phase II of its ERP system, consisting of order management, order fulfillment, billing, cash collection, service management and sales compensation, which replaced the information technology services provided by Pitney Bowes under the transition services agreement. The Company believes that it has satisfactorily resolved the issues relating to delays in product shipments and service responsiveness initially experienced in connection with the ERP system implementation. However, as the Company stabilizes the ERP system, it continues to experience certain processing inefficiencies affecting billings, which in turn have negatively impacted accounts receivable levels and the calculation of sales compensation. In addition, delays in the implementation of certain automated tools to assist in collection activities have contributed to the increase in accounts receivable. The Company's ability to return accounts receivable to historical levels has been impacted by delays in collections resulting from customer inquiries relating to changes to billing policies and invoice format, an increase in billing adjustment activity, the temporary suspension of account statement and collection notice mailings on delinquent amounts and delays in processing customer invoicing. In August 2004, the Company resumed mailing account statements and delinquent account notices to customers. The Company believes that much of the increase in accounts receivable will not be permanent. However, a portion of the Company's increase in accounts receivable results from the standardization of its billing practices and schedules across all product lines and the continuing shift in product mix towards the copier/MFP product line, for which the usage-based billing is more complex. The Company believes that the portion of the increase in accounts receivable related to changes in billing schedules and product mix represents a permanent structural change. The Company has provided for collection losses on the increase in accounts receivable at rates higher than its historical experience. However, if collection losses related to accounts receivable are higher than the amounts provided, the Company would recognize an additional increase in its provision for bad debt.

      With respect to the calculation of sales compensation, the Company continues to work through certain of the processing inefficiencies resulting in data inaccuracies and potential inaccuracies in calculated sales compensation. Due to these issues, the Company has continued to apply alternate methodologies to calculate and pay sales compensation. The Company believes that it has recognized the proper amount of sales compensation. However, there is a potential that the resolution of these data inaccuracies could result in additional expense for sales compensation.

      The Company remains engaged in a period of stabilization and clean up, as is typical of a large ERP system implementation. During the fourth quarter of 2004 and the first quarter of 2005, the Company will be implementing Phase III of its ERP system, primarily comprised of certain automated tools to assist in invoice dispute resolution and collection activities. The Company believes that the implementation of these automated tools will assist the Company's progress in collecting its accounts receivable beginning in the fourth quarter of 2004. In the month of October, the Company experienced certain unforeseen system performance issues, which have resulted in delays in invoicing the Company's customers. While the Company believes that the performance issues are temporary, the Company expects to experience delays in customer cash receipts negatively impacting accounts receivable during the fourth quarter as a result of the delayed October invoicing. The Company believes it has identified the causes of these performance issues and that it has implemented appropriate remedies.

      The Company anticipates that it will resolve the issues related to its ERP system implementation that are impacting its customer billings, accounts receivable and sales compensation. However, if the Company is unable to do so in a reasonable time frame, these issues could have a negative impact on customer and employee satisfaction and retention, which could result in a potential loss of business. Although no assurance can be given that these efforts related to customer billings, accounts receivable and sales compensation will be successful in the time periods expected, other than the temporary increase in working capital requirements, the Company does not anticipate that these issues will have a material adverse effect on its financial position, results of operations or future cash flows.

                          IMAGISTICS INTERNATIONAL INC.
            Notes to Consolidated Financial Statements - (continued)

      The Company is in the process of evaluating and documenting its internal control systems and performing the testing required to comply with Section 404 of the Sarbanes-Oxley Act of 2002. Section 404 requires management to document, test and report on the Company's internal controls over financial reporting in its Annual Report on Form 10-K for the year ending December 31, 2004 and for the Company's Independent Auditors to attest to management's assertions. Over the past twelve months, the Company implemented a new ERP system, which has significantly impacted customer billings, accounts receivable and sales compensation. The Company is in a period of stabilization and clean up and additional system implementations are being undertaken in the fourth quarter of 2004 to address issues encountered to date. Management intends to complete its assessment of internal controls over financial reporting in order to comply with the Section 404 requirements. However, during the course of the Company's testing the Company may identify deficiencies or weaknesses and can provide no assurance that any remediation required will be successful or completed in the time required.

9. Distribution Agreements

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

      The Company and Pitney Bowes entered into a one-year service agreement on an arms-length basis relating to field service of equipment in certain remote geographic locations not covered by the Company's direct service organization. This agreement, the initial term of which expired on July 1, 2004, had been extended under the same terms and conditions, through September 30, 2004. Effective October 1, 2004, the Company and Pitney Bowes entered into a three-year service agreement under similar terms and conditions. This agreement expires on September 30, 2007. Services provided under this agreement are at negotiated prices.

      The Company paid Pitney Bowes $1.3 million and $3.9 million for the three and nine months ended September 30, 2004, respectively, in connection with field service of equipment. The Company paid Pitney Bowes $3.3 million and $13.7 million for the three and nine months ended September 30, 2003, respectively, in connection with the transition services agreement including field service of equipment and other administrative expenses.

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

10. Acquisitions

      Effective August 30, 2004, the Company acquired of all of the stock and business of an independent dealer of copier and multifunctional equipment and related support services in Canada, to continue to expand the Company's geographic sales and service capabilities. The aggregate purchase price was $2.4 million, of which $0.4 million was allocated to the net liabilities assumed at the date of acquisition and $2.8 million was allocated to goodwill.

      Effective June 15, 2004, the Company acquired substantially all of the assets and business of an independent dealer of copier and multifunctional equipment and related support services in the United States, to expand the Company's geographic sales and service capabilities. The aggregate purchase price was $7.4 million, consisting of $6.0 million cash paid at closing, $0.3 million payable 120 days from closing and four equal annual installments of $0.3 million payable June 15, 2005 through June 15, 2008. Of the aggregate purchase price, $2.3 million was allocated to the assets acquired and liabilities assumed at the date of acquisition and $5.1 million was allocated to intangible and other assets, of which $3.8 million was allocated to goodwill.

                          IMAGISTICS INTERNATIONAL INC.
            Notes to Consolidated Financial Statements - (continued)

      Effective March 16, 2004, the Company acquired substantially all of the assets and business of an independent dealer of copier and multifunctional equipment and related support services in Canada, to continue to expand the Company's geographic sales and service capabilities. The aggregate purchase price was $4.4 million, consisting of $3.8 million cash paid at closing, $0.3 million payable 120 days from closing and $0.3 million payable 24 months after closing. Of the aggregate purchase price, $0.6 million was allocated to the assets acquired and liabilities assumed at the date of acquisition and $3.8 million was allocated to intangible and other assets, of which $3.5 million was allocated to goodwill.

      Effective August 30, 2003, the Company completed its acquisition of substantially all of the assets and business of an independent dealer of copier and multifunctional equipment and related support services in the United States, to expand the Company's geographic sales and service capabilities. The aggregate purchase price was $4.1 million, of which $0.8 million was allocated to the assets acquired and liabilities assumed at the date of acquisition and $3.3 million was allocated to intangible and other assets, of which $2.8 million was allocated to goodwill.

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

OVERVIEW

      Imagistics is a direct sales, service and marketing organization offering business document imaging and management solutions, including copiers, multifunctional products and facsimile machines, in the United States, Canada and United Kingdom. Our primary customers include large corporate customers known as national accounts, government entities and mid-size and regional businesses known as commercial accounts. Multifunctional products, often referred to as MFPs, offer the multiple functionality of printing, copying, scanning and faxing in a single unit. In addition, we offer a range of document imaging options including digital, analog, color and/or networked products and systems.

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

      The principal evolution in our industry and business has been the transition to networked digital copiers/MFPs, away from single-function stand-alone facsimile machines and analog copiers. This transition has resulted in decreased demand for and usage of single function facsimile equipment in the marketplace. We have responded to this market development by focusing our efforts on the growth opportunities existing in our digital copier/MFP product line. As a result, the decrease in facsimile product line revenues has been offset by an increase in our copier/MFP product line revenues.

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

      Accounts receivable

      Accounts receivable are stated at net realizable value by recording allowances for those accounts receivable amounts that we believe are uncollectible. Our estimate of losses is based on prior collection experience and includes evaluating the credit worthiness of each of our customers, analyzing historical bad debt write-offs and reviewing the aging of the receivables. Our allowance for doubtful accounts includes amounts for specific accounts that we believe are uncollectible, as well as amounts that have been computed by applying certain percentages based on historic loss trends, to certain accounts receivable aging categories and estimated amounts relating to delinquencies associated with the changes in our billing policies and invoice format resulting from the implementation of our enterprise resource planning ("ERP") system.

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

Revenues

(Dollars in thousands)

      The following table shows our revenue sources by segment for the periods indicated.

                            For the three months ended   For the nine months ended
                                   September 30,               September 30,
                            --------------------------   -------------------------
                                2004          2003          2004          2003
                              --------      --------      --------      --------
North America                 $148,085      $154,778      $446,845      $451,180
United Kingdom                   4,970         4,771        16,059        15,207
                              --------      --------      --------      --------
     Total revenue            $153,055      $159,549      $462,904      $466,387
                              ========      ========      ========      ========

      Our revenue is generated from three lines of business: copier/MFP, facsimile and sales to Pitney Bowes of Canada. The following table shows our revenue and growth rates versus the prior year by revenue type for our three business lines, for the periods indicated. Sales to Pitney Bowes of Canada are presented separately as it operates under a separate reseller agreement. There is no rental or support service revenue associated with Pitney Bowes of Canada.

                                            For the three months ended                         For the nine months ended
                                                    September 30,                                    September 30,
                                    --------------------------------------------      --------------------------------------------
                                            2004                     2003                     2004                    2003
                                    --------------------     -------------------      -------------------     --------------------
                                                  Growth                  Growth                   Growth                   Growth
                                     Revenue       Rate       Revenue      Rate        Revenue      Rate       Revenue       Rate
                                    ---------     ------     ---------    ------      ---------    ------     ---------     ------
Sales
    Copier/MFP products             $  59,085       8.3%     $  54,581     11.9%      $ 167,473     11.6%     $ 150,010       6.5%
    Facsimile products                 18,816     (10.4%)       21,003    (10.9%)        56,426    (13.0%)       64,821     (10.2%)
    Pitney Bowes of Canada              1,688     (80.6%)        8,714     84.4%         13,435    (37.2%)       21,396      17.8%
                                    ---------                ---------                ---------               ---------
    Total sales                        79,589      (5.6%)       84,298      9.4%        237,334     0.5%        236,227       2.2%

Rentals
    Copier/MFP products                28,812      13.1%        25,465      5.8%         82,313      9.6%        75,095       7.2%
    Facsimile products                 22,352     (22.3%)       28,774    (15.4%)        77,441    (16.1%)       92,319     (12.4%)
                                    ---------                ---------                ---------               ---------
    Total rentals                      51,164      (5.7%)       54,239     (6.6%)       159,754     (4.6%)      167,414      (4.6%)

Support services
    Copier/MFP products                20,540       7.2%        19,154      3.0%         60,441      7.0%        56,484       1.9%
    Facsimile products                  1,762      (5.2%)        1,858    (19.5%)         5,375    (14.2%)        6,262     (15.0%)
                                    ---------                ---------                ---------               ---------
    Total support services             22,302       6.1%        21,012      0.5%         65,816      4.9%        62,746      (0.1%)
                                    ---------                ---------                ---------               ---------
    Total revenue                   $ 153,055      (4.1%)    $ 159,549      2.2%      $ 462,904     (0.7%)    $ 466,387      (0.7%)
                                    =========                =========                =========               =========

      The following table shows our revenue and growth rates versus the prior year for our three business lines, for the periods indicated. Sales to Pitney Bowes of Canada are presented separately as it operates under a separate reseller agreement.

                                            For the three months ended                       For the nine months ended
                                                    September 30,                                   September 30,
                                    ---------------------------------------------     ---------------------------------------------
                                             2004                    2003                     2004                     2003
                                    --------------------     --------------------     -------------------     ---------------------
                                                  Growth                   Growth                  Growth                    Growth
                                     Revenue       Rate       Revenue       Rate       Revenue      Rate       Revenue        Rate
                                    ---------     ------     ---------    -------     ---------    ------     ---------      ------
Revenue
    Copier/MFP products             $ 108,437       9.3%     $  99,200      8.5%      $ 310,227     10.2%     $ 281,589       5.7%
    Facsimile products                 42,930     (16.9%)       51,635    (13.8%)       139,242    (14.8%)      163,402     (11.7%)
                                    ---------                ---------                ---------               ---------
    Revenue excluding
    Pitney Bowes of Canada            151,367       0.4%       150,835     (0.3%)       449,469      1.0%       444,991      (1.4%)
    Pitney Bowes of Canada              1,688     (80.6%)        8,714     84.4%         13,435    (37.2%)       21,396      17.8%
                                    ---------                ---------                ---------               ---------
Total revenue                       $ 153,055      (4.1%)    $ 159,549      2.2%      $ 462,904     (0.7%)    $ 466,387      (0.7%)
                                    =========                =========                =========               =========

      Sales to Pitney Bowes of Canada are pursuant to a reseller agreement and are at margins significantly below the typical margins on sales to our direct customers. We expect to maintain a reseller agreement with Pitney Bowes of Canada, however, we are unable to predict the future level of sales to Pitney Bowes of Canada. Although revenue, excluding sales to Pitney Bowes of Canada represents a non-GAAP financial measure, we believe it is useful to analyze revenue excluding sales to Pitney Bowes of Canada in order to better evaluate the effectiveness of our direct sales and marketing initiatives and our pricing policies.

Results of Operations

      The following table shows our statement of income data, expressed as a percentage of total revenue, for the periods indicated. The table also shows cost of sales as a percentage of sales revenue, cost of rentals as a percentage of rental revenue and our effective tax rate:

                                                                   As a % of total revenue, except as noted
                                                         For the three months ended          For the nine months ended
                                                               September 30,                        September 30,
                                                       -----------------------------       -----------------------------
                                                           2004              2003              2004              2003
                                                       -----------       -----------       -----------       -----------
Equipment sales                                            30%               29%               29%               27%
Supplies sales                                             22%               24%               23%               24%
                                                       -----------       -----------       -----------       -----------
    Total sales                                            52%               53%               52%               51%
Equipment rentals                                          33%               34%               34%               36%
Support services                                           15%               13%               14%               13%
                                                       -----------       -----------       -----------       -----------
    Total revenue                                         100%              100%              100%              100%

Cost of sales                                              27%               33%               28%               31%
Cost of rentals                                             9%               11%               10%               12%
Selling, service and administrative expenses               56%               48%               54%               50%
                                                       -----------       -----------       -----------       -----------
    Operating income                                        8%                8%                8%                7%

Interest expense                                            1%                3%                1%                2%
                                                       -----------       -----------       -----------       -----------
    Income before income taxes                              7%                5%                7%                5%
Provision for income taxes                                  3%                2%                3%                2%
                                                       -----------       -----------       -----------       -----------
    Net income                                              4%                3%                4%                3%
                                                       ===========       ===========       ===========       ===========

Cost of sales as a percentage of sales revenue            51.7%             62.1%             55.8%             61.7%
                                                       ===========       ===========       ===========       ===========

Cost of rentals as a percentage of rental revenue         27.7%             33.1%             28.3%             33.3%
                                                       ===========       ===========       ===========       ===========

Effective tax rate                                        42.4%             42.8%             42.6%             42.2%
                                                       ===========       ===========       ===========       ===========

Three months ended September 30, 2004 and September 30, 2003

      Revenue. For the three months ended September 30, 2004, total revenue of $153.1 million decreased 4.1% versus revenue of $159.5 million for the three months ended September 30, 2003 reflecting lower sales to Pitney Bowes of Canada and lower facsimile revenue, partially offset by higher copier/MFP rentals, sales and support services revenue. Excluding the impact of revenue attributable to sales to Pitney Bowes of Canada, which operates under a reseller agreement, total revenue for the third quarter was 0.4% higher versus the prior year.

      Equipment and supplies sales revenue of $79.6 million decreased 5.6% for the three months ended September 30, 2004 from $84.3 million for the three months ended September 30, 2003, reflecting lower sales to Pitney Bowes of Canada and lower facsimile sales, partially offset by higher copier/MFP sales. Excluding the impact of sales to Pitney Bowes of Canada, total sales revenue increased 3.1% compared with the prior year. Copier/MFP sales increased 8.3% reflecting growth across all market segments including our geographic expansion of sales as described in Note 10 of our "Notes to Consolidated Financial Statements." Facsimile sales declined 10.4% compared with the prior year primarily due to lower supplies sales from the acceleration in the expected continuing industry-wide reduction in facsimile usage.

      Equipment rental revenue of $51.2 million for the three months ended September 30, 2004 declined 5.7% versus equipment rental revenue of $54.2 million for the three months ended September 30, 2003, reflecting acceleration of the continuing expected decline in facsimile revenues, partially offset by an increase in copier/MFP rental revenues resulting from a continuing copier/MFP marketing focus. Rental revenue derived from our copier/MFP product line increased 13.1% primarily reflecting the impact of additional rental placements and a continuing increase in page volumes. The rate of growth in copier/MFP rental revenue is expected to moderate in the fourth quarter as certain copier/MFP rental contracts with the federal government are expiring and are not expected to be renewed. Rental revenue from our facsimile product line declined 22.3% versus the prior year reflecting acceleration of the decline in the rental installed base due in part to rental to sale conversions and lower per unit pricing.

      Support services revenue for the three months ended September 30, 2004 of $22.3 million, primarily derived from stand-alone service contracts, increased 6.1% versus support services revenue of $21.0 million for the three months ended September

30, 2003, reflecting higher copier/MFP service revenue in response to copier/MFP equipment sales growth, partially offset by lower facsimile service revenue.

      Cost of sales. Cost of sales was $41.1 million for the three months ended September 30, 2004 compared with $52.3 million for the same period in 2003 and cost of sales as a percentage of sales revenue decreased to 51.7% for the three months ended September 30, 2004 from 62.1% for the three months ended September 30, 2003. This decrease was primarily due to lower copier/MFP product cost, lower inventory obsolescence charges and a lower proportion of sales to Pitney Bowes of Canada, which are at substantially lower gross margins than direct sales, partially offset by the continuing shift in product mix toward copier/MFP products, which have a higher cost as a percentage of sales revenue than the facsimile product line.

      Cost of rentals. Cost of rentals was $14.2 million for the three months ended September 30, 2004 compared with $18.0 million for the three months ended September 30, 2003 and cost of rentals as a percentage of rental revenue declined 5.4 percentage points to 27.7% for the three months ended September 30, 2004 from 33.1% for the three months ended September 30, 2003. This decline was due to product cost improvements and the impact of our disciplined focus on improving profit margins, partially offset by an increase in the continuing mix of copier/MFP product rentals, which have a higher cost as a percentage of rental revenue than facsimile machines.

      Selling, service and administrative expenses. Selling, service and administrative expenses of $85.8 million were 56.0% of total revenue for the three months ended September 30, 2004 compared with $76.0 million, or 47.6% of total revenue for the three months ended September 30, 2003. Selling, service and administrative expenses increased 12.8% versus the prior year primarily resulting from higher compensation costs related to the increase in copier/MFP revenue coupled with increased sales headcount, higher ERP-related administrative costs, increased bad debt expense, higher operating expenses associated with expansion of direct distribution capabilities and the absence of a property damage insurance claim recovery we recorded in the third quarter of 2003 related to the World Trade Center.

      Field sales and service operating expenses are included in selling, service and administrative expenses because no meaningful allocation of these expenses to cost of sales, cost of rentals or cost of support services is practicable.

      Interest expense. Interest expense decreased to $0.9 million for the three months ended September 30, 2004 from $4.3 million for the three months ended September 30, 2003 primarily resulting from the reclassification of $2.8 million to interest expense from other comprehensive income (loss) related to our interest rate swap agreements in the third quarter of 2003 as well as lower interest rates, partially offset by higher debt levels. The weighted average interest rate for the three months ended September 30, 2004 was 2.8% versus 6.0% for the three months ended September 30, 2003.

      Effective tax rate. Our effective tax rate was 42.4% for the three months ended September 30, 2004 compared with 42.8% for the three months ended September 30, 2003 due to a decrease in state and local income taxes.

Nine months ended September 30, 2004 and September 30, 2003

      Revenue. For the nine months ended September 30, 2004, total revenue of $462.9 million decreased slightly versus revenue of $466.4 million for the nine months ended September 30, 2003 reflecting lower sales to Pitney Bowes of Canada and lower facsimile revenue, partially offset by higher copier/MFP revenue. Excluding the impact of revenue attributable to sales to Pitney Bowes of Canada, which operates under a reseller agreement, total revenue for the nine months ended September 30, 2004 increased 1.0% versus the same period in the prior year.

      Equipment and supplies sales revenue of $237.3 million increased 0.5% for the nine months ended September 30, 2004 from $236.2 million for the nine months ended September 30, 2003, reflecting higher copier/MFP sales, partially offset by lower sales to Pitney Bowes of Canada and lower facsimile sales. Excluding the impact of sales to Pitney Bowes of Canada, total sales revenue increased 4.2% compared with the prior year. Copier/MFP sales increased 11.6% primarily due to growth in the mid market black and white product segments, our geographic expansion of sales as described in Note 10 of our "Notes to Consolidated Financial Statements" and increased copier/MFP supplies sales. Facsimile equipment and supplies sales declined 13.0% compared with the prior year reflecting the expected continuing industry-wide reduction in facsimile usage.

      Equipment rental revenue of $159.8 million for the nine months ended September 30, 2004 declined 4.6% versus equipment rental revenue of $167.4 million for the nine months ended September 30, 2003, reflecting the continuing expected decline in facsimile rental revenues, partially offset by an increase in copier/MFP rental revenues resulting from a continuing copier/MFP marketing focus. Rental revenue derived from our copier/MFP product line increased 9.6% primarily reflecting increased unit placements and the impact of an increase in page volumes. Rental revenue from our facsimile product line declined 16.1% versus the prior year reflecting a decline in the installed base and lower pricing.

      Support services revenue for the nine months ended September 30, 2004 of $65.8 million, primarily derived from stand-alone service contracts, increased 4.9% versus support services revenue of $62.7 million for the nine months ended September 30, 2003, reflecting higher copier/MFP service revenue resulting primarily from higher page volumes, partially offset by lower facsimile service revenue.

      Cost of sales. Cost of sales was $132.5 million for the nine months ended September 30, 2004 compared with $145.7 million for the same period in 2003 and cost of sales as a percentage of sales revenue decreased to 55.8% for the nine months ended September 30, 2004 from 61.7% for the nine months ended September 30, 2003. This decrease was primarily due to lower copier/MFP product cost, lower inventory obsolescence charges and a lower proportion of sales to Pitney Bowes of Canada, which are at substantially lower gross margins than direct sales, partially offset by the continuing shift in product mix toward copier/MFP products, which have a higher cost as a percentage of sales revenue than the facsimile product line.

      Cost of rentals. Cost of rentals was $45.3 million for the nine months ended September 30, 2004 compared with $55.8 million for the nine months ended September 30, 2003 and cost of rentals as a percentage of rental revenue declined 5.0 percentage points to 28.3% for the nine months ended September 30, 2004 from 33.3% for the nine months ended September 30, 2003. This decline was due to product cost improvements coupled with the impact of our disciplined focus on improving profit margins, partially offset by an increase in the continuing mix of copier/MFP product rentals which have a higher cost as a percentage of rental revenue than facsimile machines.

      Selling, service and administrative expenses. Selling, service and administrative expenses of $250.6 million were 54.1% of total revenue for the nine months ended September 30, 2004 compared with $231.5 million, or 49.6% of total revenue for the nine months ended September 30, 2003. Selling, service and administrative expenses increased 8.2% versus the prior year primarily resulting from higher compensation and benefit expenses relating to higher copier/MFP revenue coupled with increased sales headcount, higher operating expenses associated with direct distribution expansion, higher administrative costs related to the implementation and stabilization of our ERP system and an increase in bad debt expense. This was partially offset by lower costs resulting from the absence of payments to Pitney Bowes for information technology charges, lower service charges from Pitney Bowes under the transition services agreement, lower advertising expenses and the receipt of a business interruption insurance claim related to the World Trade Center.

      Field sales and service operating expenses are included in selling, service and administrative expenses because no meaningful allocation of these expenses to cost of sales, cost of rentals or cost of support services is practicable.

      Interest expense. Interest expense decreased to $2.7 million for the nine months ended September 30, 2004 from $7.5 million for the nine months ended September 30, 2003 primarily resulting from the reclassification of $2.8 million to interest expense from other comprehensive income (loss) related to our interest rate swap agreements in the third quarter of 2003 as well as lower interest rates, partially offset by higher debt levels. The weighted average interest rate for the nine months ended September 30, 2004 was 2.9% versus 6.5% for the nine months ended September 30, 2003.

      Effective tax rate. Our effective tax rate was 42.6% for the nine months ended September 30, 2004 compared with 42.2% for the nine months ended September 30, 2003 primarily due to an increase in state and local income taxes.

Liquidity and Capital Resources

      On November 9, 2001, we entered into a Credit Agreement with a group of lenders (the "Credit Agreement") that provided for secured borrowings or the issuance of letters of credit in an aggregate amount not to exceed $225.0 million, comprised of a $125.0 million Revolving Credit Facility (the "Revolving Credit Facility") and a $100.0 million Term Loan (the "Term Loan"). The term of the Revolving Credit Facility is five years and the term of the Term Loan is six years.

      We have pledged substantially all of our assets plus 65% of the stock of our direct, wholly-owned subsidiaries as security for our obligations under the Credit Agreement. Available borrowings and letter of credit issuance under the Revolving Credit Facility are determined by a borrowing base consisting of a percentage of our eligible accounts receivable, inventory, rental assets and accrued and advance billings, less outstanding borrowings under the Term Loan.

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

      On March 19, 2002, the Credit Agreement was amended to increase the total amount of our stock permitted to be repurchased from $20.0 million to $30.0 million. On July 19, 2002, the Credit Agreement was amended to increase the total amount of our stock permitted to be repurchased from $30.0 million to $58.0 million and to reduce the Term Loan interest rates to LIBOR plus a margin of from 2.75% to 3.75%, depending on our leverage ratio, or to the Fleet Bank base lending rate plus a margin of from 1.75% to 2.75%, depending on our leverage ratio. On March 5, 2003, the Credit Agreement was amended to increase the total amount of stock permitted to be repurchased from $58.0 million to $78.0 million, to reduce the minimum EBITDA covenant to $100.0 million for the remainder of the term of the Credit Agreement and to revise the limitation on capital expenditures. On May 16, 2003, the Credit Agreement was amended (the "Fourth Amendment") to reduce the aggregate amount of the Revolving Credit Facility from $125.0 million to $95.0 million, to delete the requirement that we maintain interest rate protection with respect to at least 50% of the aggregate principal amount of the Term Loan, to reduce and fix the Term Loan interest rate to LIBOR plus a margin of 2.25%, from LIBOR plus a margin of from 2.75% to 3.75%, depending on our leverage ratio, or to the Fleet Bank base lending rate plus a margin of 1.25%, from the Fleet Bank base lending rate plus a margin of from 1.75% to 2.75%, depending on our leverage ratio, to reduce and fix the Revolving Credit Facility interest rate to LIBOR plus a margin of 1.25%, from LIBOR plus a margin of from 2.25% to 3.00%, depending on our leverage ratio, or to the Fleet Bank base lending rate plus a margin of 0.25%, from the Fleet Bank base lending rate plus a margin of from 1.25% to 2.00%, depending on our leverage ratio and to fix our commitment fee at 0.375% on the average daily unused portion of the Revolving Credit Facility from 0.375% to 0.500% on the average daily unused portion of the Revolving Credit Facility, depending on our leverage ratio. On May 7, 2004, the Credit Agreement was amended (the "Fifth Amendment") to increase the amount of our stock permitted to be repurchased from $78.0 million to $108.0 million, to increase the aggregate amount of acquisition consideration payable for acquisitions from $30.0 million to $60.0 million and to remove the requirement for annual borrowing base audits so long as $50.0 million or more of borrowings are available under the Credit Agreement and the fixed charge ratio, as defined in the Fifth Amendment, is 2.0 or higher. Effective June 1, 2004, the Credit Agreement was further amended (the "Sixth Amendment") to reduce and fix the Term Loan interest rate to LIBOR plus a margin of 1.25%, from LIBOR plus a margin of 2.25%, or to the Fleet Bank base lending rate plus a margin of 0.25%, from the Fleet Bank base lending rate plus a margin of 1.25%. At September 30, 2004, we were in compliance with all of the financial covenants.

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

      At September 30, 2004, $72.0 million of borrowings were outstanding under the Credit Agreement, consisting of $19.0 million of borrowings under the Revolving Credit Facility and $53.0 million of borrowings under the Term Loan, and the borrowing base amounted to approximately $118.9 million. Approximately $75.0 million of the Revolving Credit Facility was available for borrowing at September 30, 2004. The Term Loan is payable in 9 consecutive equal quarterly installments of $0.1 million due December 31, 2004 through December 31, 2006, three consecutive equal quarterly installments of $12.9 million due March 31, 2007 through September 30, 2007 and a final payment of $12.9 million due at maturity.

      At September 30, 2004 and December 31, 2003, one irrevocable standby letter of credit in the amount of $0.9 million was outstanding as security for our casualty insurance program.

      The ratio of current assets to current liabilities decreased to 2.7 to 1 at September 30, 2004 compared to 2.8 to 1 at December 31, 2003 due to an increase in accounts payable and accrued liabilities, partially offset by increases in accrued billings, inventories, current deferred taxes and accounts receivable. At September 30, 2004, our total debt as a percentage of total capitalization increased to 21.1% from 19.2% at December 31, 2003 due to an increase in our debt and stock repurchases under our stock buy back program.

      In October 2003, we implemented Phase II of our ERP system, consisting of order management, order fulfillment, billing, cash collection, service management and sales compensation, which replaced the information technology services provided by Pitney Bowes under the transition services agreement. We believe that we have satisfactorily resolved the issues relating to delays in product shipments and service responsiveness initially experienced in connection with the ERP system implementation. However, as we stabilize the ERP system, we continue to experience certain processing inefficiencies affecting billings, which in turn have negatively impacted accounts receivable levels and the calculation of sales compensation. In addition, delays in the implementation of certain automated tools to assist in collection activities has contributed to the increase in accounts receivable. Our ability to return accounts receivable to historical levels have been impacted by delays in collections resulting from customer inquiries relating to changes to our billing policies and invoice format, an increase in billing adjustment activity, the temporary suspension of account statement and collection notice mailings on delinquent amounts and delays in processing customer invoicing. In August 2004, we resumed mailing account statements and delinquent account notices to customers. We believe that much of the increase in accounts receivable will not be permanent. However, a portion of our increase in accounts receivable results from the standardization of our billing practices and schedules across all product lines and the continuing shift in product mix towards the copier/MFP product line, for which the usage-based billing is more complex. We believe that the portion of the increase in accounts receivable related to changes in billing schedules and product mix represents a permanent structural change. We have provided for collection losses on the increase in accounts receivable at rates higher than our historical experience. However, if collection losses related to accounts receivable are higher than the amounts provided, we would recognize an additional increase in our provision for bad debt.

      We remain engaged in a period of stabilization and clean up, as is typical of a large ERP system implementation. During the fourth quarter of 2004 and the first quarter of 2005, we will be implementing Phase III of our ERP system, primarily comprised of certain automated tools to assist in invoice dispute resolution and collection activities. We believe that the implementation of these automated tools will assist in our progress in collecting our accounts receivable beginning in the fourth quarter of 2004. In the month of October, we experienced certain unforeseen system performance issues, which have resulted in delays in invoicing our customers. While we believe that the performance issues are temporary, we expect to experience delays in customer cash receipts negatively impacting accounts receivable during the fourth quarter as a result of the delayed October invoicing. We believe we have identified the causes of these performance issues and that we have implemented appropriate remedies.

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

      Net cash provided by operating activities was $57.4 million for the nine months ended September 30, 2004 compared with $84.4 million for the nine months ended September 30, 2003. Net income was $18.3 million and $14.9 million for the nine months ended September 30, 2004 and 2003, respectively. Non-cash charges for depreciation and amortization and provisions for bad debt and inventory obsolescence in the aggregate provided cash of $62.9 million and $67.4 million for the nine months ended September 30, 2004 and 2003, respectively. Changes in the principal components of working capital required $21.0 million and $4.7 million of cash in the nine months ended September 30, 2004 and 2003, respectively. Of the $21.0 million increase in our working capital requirements in the nine months ended September 30, 2004, $12.1 million resulted from an increase in accounts receivable due to delays in collections resulting from customer inquiries related to changes to the Company's billing policies and invoice format, an increase in billing adjustment activity and the temporary suspension of account statement and collection notice mailings on delinquent amounts. In addition, $6.9 million resulted from an increase in accrued billings and $1.5 million resulted from a decrease in advance billings, both related to timing of invoicing to customers. Inventory levels increased $5.6 million resulting from our geographic expansion of sales and service capabilities through our dealer acquisitions (See Note 10 of our "Notes to Consolidated Financial Statements,") and to support new product introductions made in the fourth quarter. This was partially offset by an increase in accounts payable and accrued liabilities of $5.0 million primarily related to the increased inventory purchases. Of the $4.7 million of cash used by working capital changes in the nine months ended September 30, 2003, $14.7 million resulted from a decrease in accounts payable and accrued liabilities primarily related to timing of income tax payments and payments related to 2002 compensation programs. In addition, $1.4 million resulted from an increase in accrued billings and $1.3 million resulted from a decrease in advance billings, both related to timing of invoicing our customers. This was partially offset by $7.0 million of net reductions in accounts receivable resulting primarily from collections, $3.7 million resulting from a decrease in inventory levels and $2.0 million resulting from a decrease in other current assets and prepaid expenses.

      We used $58.6 million and $45.8 million in investing activities for the nine months ended September 30, 2004 and 2003, respectively. Investment in rental equipment assets totaled $34.8 million and $28.0 million for the nine months ended September 30, 2004 and 2003, respectively. The increased level of rental asset expenditures results primarily from awards of new state rental contracts, partially offset by lower facsimile placements. Capital expenditures for property, plant and equipment were $11.6 million and $13.7 million for the nine months ended September 30, 2004 and 2003, respectively, of which the investment in our ERP system accounted for $8.5 million and $8.3 million, respectively. During the nine months ended September 30, 2004, we acquired three independent dealers to expand our sales and service capabilities as described in
Note 10 of our "Notes to Consolidated Financial Statements."

      Cash used in financing activities was $9.5 million for the nine months ended September 30, 2004 compared with $44.8 million for the nine months ended September 30, 2003. Net borrowings under the Revolving Credit Facility were $9.0 million for the nine months ended September 30, 2004, while repayments under the Term Loan totaled $20.6 million for the nine months ended September 30, 2003. For the nine months ended September 30, 2004 and 2003 cash was used to repurchase 554,000 shares of our stock at a cost of $20.5 million and 1,205,900 shares at a cost of $26.2 million, respectively.

      During the nine month period ended September 30, 2004, we had no material changes in our contractual obligations and commitments. We had no material commitments other than supply agreements with vendors that extend only to equipment supplies and parts ordered under purchase orders; there are no long-term purchase requirements. We will continue to make additional investments in facilities, rental equipment, computer equipment and systems and our distribution network as required to support our operations. We anticipate investments in rental equipment assets for new and replacement programs in amounts consistent with the recent past. We estimate that we will spend approximately $5.0 million over the remainder of 2004 to continue to enhance our information systems infrastructure and implement our ERP system.

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

      Because the document imaging solutions industry is very competitive, we may be unable to compete favorably, causing us to lose sales to our competitors, many of whom are substantially larger and possess greater financial resources. Our future success depends, in part, on our ability to deliver enhanced products, service packages and business processes such as e-commerce capabilities, while also offering competitive price levels.

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

      A portion of our international business is transacted in local currency. Currently, approximately 14% of our total product purchases, based on costs, are denominated in yen. The majority of our remaining product purchases are denominated in U.S. dollars and are produced by Japanese suppliers in manufacturing facilities located in China. Currently, the exchange rate of the Chinese renminbi and the U.S. dollar is fixed. If the Chinese government was to revalue the Chinese renminbi and the nominal value of the renminbi rises, the resultant impact on the exchange rate of the Chinese renminbi and the U.S. dollar could have a negative impact on our product cost. We do not currently utilize any form of derivative financial instruments to manage our exchange rate risk. We manage our foreign exchange risk by attempting to pass through to our customers any cost increases related to foreign currency exchange. However, no assurance can be given that we will be successful in passing cost increases through to our customers in the future.

      We are in the process of evaluating and documenting our internal control systems and performing the testing required to comply with Section 404 of the Sarbanes-Oxley Act of 2002. Section 404 requires management to document, test and report on our internal controls over financial reporting in our Annual Report on Form 10-K for the year ending December 31, 2004 and for our Independent Auditors to attest to management's assertions. Over the past twelve months, we have implemented a new ERP system, which has significantly impacted customer billings, accounts receivable and sales compensation. We are in a period of stabilization and clean up and additional system implementations are being undertaken in the fourth quarter of 2004 to address issues encountered to date. Management intends to complete our assessment of internal controls over financial reporting in order to comply with the Section 404 requirements. However, during the course of our testing we may identify deficiencies or weaknesses and we can provide no assurance that any remediation required will be successful or completed in the time required.

      Risk factors relating to separating our company from Pitney Bowes

      In October 2003, we implemented Phase II of our ERP system, consisting of order management, order fulfillment, billing, cash collection, service management and sales compensation, which replaced the information technology services provided by Pitney Bowes under the transition services agreement. We believe that we have satisfactorily resolved the issues relating to delays in product shipments and service responsiveness initially experienced in connection with the ERP system implementation. However, as we stabilize the ERP system, we continue to experience certain processing inefficiencies affecting billings, which in turn have negatively impacted accounts receivable levels and the calculation of sales compensation. In addition, delays in the implementation of certain automated tools to assist in collection activities have contributed to the increase in accounts receivable. Our ability to return accounts receivable to historical levels have been impacted by delays in collections resulting from customer inquiries relating to changes to our billing policies and invoice format, an increase in billing adjustment activity, the temporary suspension of account statement and collection notice mailings on delinquent amounts and delays in processing customer invoicing. In August 2004, we resumed mailing account statements and delinquent account notices to customers. We believe that much of the increase in accounts receivable will not be permanent. However, a portion of our increase in accounts receivable results from the standardization of our billing practices and schedules across all product lines and the continuing shift in product mix towards the copier/MFP product line, for which the usage-based billing is more complex. We believe that the portion of the increase in accounts receivable related to changes in billing schedules and product mix represents a permanent structural change. We have provided for collection losses on the increase in accounts receivable at rates higher than our historical experience. However, if collection losses related to accounts receivable are higher than the amounts provided, we would recognize an additional increase in our provision for bad debt.

      With respect to the calculation of sales compensation, we continue to work through certain of the processing inefficiencies resulting in data inaccuracies and potential inaccuracies in calculated sales compensation. Due to these issues, we have continued to apply alternate methodologies to calculate and pay sales compensation. We believe that we have recognized the proper amount of sales compensation. However, there is a potential that the resolution of these data inaccuracies could result in additional expense for sales compensation.

      We remain engaged in a period of stabilization and clean up, as is typical of a large ERP system implementation. During the fourth quarter of 2004 and the first quarter of 2005, we will be implementing Phase III of our ERP system, primarily comprised of certain automated tools to assist in invoice dispute resolution and collection activities. We believe that the implementation of these automated tools will assist in our progress in collecting our accounts receivable beginning in the fourth quarter of 2004. In the month of October, we experienced certain unforeseen system performance issues, which have resulted in delays in invoicing our customers. While we believe that the performance issues are temporary, we expect to experience delays in customer cash receipts negatively impacting accounts receivable during the fourth quarter as a result of the delayed October invoicing. We believe we have identified the causes of these performance issues and that we have implemented appropriate remedies.


      We anticipate that we will resolve the issues related to our ERP system implementation that are impacting our customer billings, accounts receivable and sales compensation. However, if we are unable to do so in a reasonable time frame, these issues could have a negative impact on customer and employee satisfaction and retention, which could result in a potential loss of business. Although no assurance can be given that these efforts related to customer billings, accounts receivable and sales compensation will be successful in the time periods expected, other than the temporary increase in working capital requirements, we do not anticipate that these issues will have a material adverse effect on our financial position, results of operations or future cash flows.

      Pitney Bowes has been and is expected to continue to be a significant customer. For the three months ended September 30, 2004 and 2003, revenues from Pitney Bowes, exclusive of equipment sales to PBCC for lease to the end user, accounted for approximately 5% and 9%, respectively, of our total revenue and for the nine months ended September 30, 2004 and 2003, accounted for approximately 7% and 9% of our total revenue, respectively. However, no assurance can be given that Pitney Bowes will continue to purchase our products and services.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      We have certain limited exposures to market risk related to changes in interest rates and foreign currency exchange rates. Currently, we do not utilize any form of derivative financial instruments to manage our interest rate risk or our exchange rate risk. We manage our foreign exchange risk by attempting to pass through to our customers any cost increases related to foreign currency exchange. In addition, we are exposed to foreign exchange rate fluctuations with respect to the British Pound and the Canadian Dollar as the financial results of our U.K. subsidiary and Canadian subsidiaries are translated into U.S. dollars for consolidation. The effect of foreign exchange rate fluctuation for the quarter ended September 30, 2004 was not material.

ITEM 4. CONTROLS AND PROCEDURES

      As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as described in Exchange Act Rule 13a-15. Based on our evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring items are recorded, processed, summarized and reported and alerting them to material information required to be included in our periodic SEC filings relating to the Company, including its consolidated subsidiaries, in a timely manner.

      We implemented an ERP system in the fourth quarter of 2003 and as a result, we are in a period of stabilization and clean up. During this period, we are refining our procedures surrounding order management and fulfillment, billing, cash application, service management and sales compensation, and the controls surrounding processing in these areas have been adjusted accordingly. For additional details, see Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Risk Factors that Could Cause Results to Vary."

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      The following table provides information with respect to the purchase of shares of our common stock under the stock buy back program during each month in the third quarter of 2004:

(Dollars in thousands, except per share data)

                                                                              Total number of        Approximate dollar
                                         Total number                         shares purchased      value of shares that
                                           of shares       Average price    as part of publicly     may yet be purchased
                 Period                    purchased      paid per share       announced plan           under the plan
--------------------------------------   ------------     --------------    -------------------     --------------------
July 1, 2004 - July 31, 2004                 52,500           $ 33.36              52,500                  $ 29,054
August 1, 2004 - August 31, 2004            191,600           $ 31.75             191,600                  $ 22,970
September 1, 2004 - September 30, 2004       11,000           $ 33.01              11,000                  $ 22,607
                                            -------                               -------
    Total                                   255,100           $ 32.14             255,100
                                            =======                               =======

      In March 2002, the Board of Directors approved a $30.0 million stock buy back program. In October 2002, the Board of Directors authorized the repurchase of an additional $28.0 million of our stock, raising the total authorization to $58.0 million. In July 2003, the Board of Directors authorized the repurchase of an additional $20.0 million of our stock, raising the total authorization to $78.0 million. In May 2004, the Board of Directors authorized the repurchase of an additional $30.0 million of our stock, raising the total authorization to $108.0 million and, as of September 30, 2004, we have accumulated approximately
3.8 million shares of treasury stock at a cost of approximately $85.4 million. The stock buy back program has no fixed termination date.

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

10.35 Amendment No. 5 to Credit Agreement between Imagistics International Inc. and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Syndication Agent, Fleet Capital Corporation, as Administrative Agent, and the Lenders identified therein (11)

10.36 Amendment No. 6 to Credit Agreement between Imagistics International Inc. and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Syndication Agent, Fleet Capital Corporation, as Administrative Agent, and the Lenders identified therein (12)

10.37 Second Amendment to the Imagistics International Inc. Employee Stock Purchase Plan

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

(12)  Incorporated by reference to the Registrant's Form 10-Q filed August 3,
      2004.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 9, 2004                       Imagistics International Inc.
                                             (Registrant)


                                             By     /s/ Timothy E. Coyne
                                                    -------------------------
                                             Name:  Timothy E. Coyne
                                             Title: Chief Financial Officer
                                                    and Authorized Signatory