Form 10-K
period 2004-12-31
IMAGISTICS INTERNATIONAL INC
filed 2005-03-10
CIK 1137019

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                               ------------------
                                    FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2004

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from                     to
                                    ---------------------  --------------------

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

Title of each class                         Name of each exchange on which
-------------------                                   registered
                                                      ----------
Common Stock, par value $0.01 per share        The New York Stock Exchange
(together with associated preferred stock purchase rights)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes |X| No|_|

The aggregate market value of the common stock held by non-affiliates was $574,474,563 as of June 30, 2004. The amount shown is based on the closing price of Imagistics International Inc. Common Stock as reported on the New York Stock Exchange composite tape on that date.

Number of shares of Imagistics International Inc. Common Stock, par value $0.01, outstanding as of February 28, 2005: 16,260,007

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Imagistics International Inc. Proxy Statement for the 2005 Annual Meeting of Stockholders - Part III

================================================================================

                          IMAGISTICS INTERNATIONAL INC.

                           Annual Report on Form 10-K
                      For the Year Ended December 31, 2004

                                Table of Contents

Item    Description                                                                                              Page
----    -----------                                                                                              ----
                                                        PART I

1       Business...............................................................................................    3
2       Properties.............................................................................................   11
3       Legal Proceedings......................................................................................   11
4       Submission of Matters to a Vote of Security Holders....................................................   11
        Executive Officers.....................................................................................   12

                                                        PART II

5       Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of
           Equity Securities...................................................................................   14
6       Selected Financial Data................................................................................   15
7       Management's Discussion and Analysis of Financial Condition and Results of Operations..................   16
7A      Quantitative and Qualitative Disclosures About Market Risk.............................................   30
8       Financial Statements and Supplementary Data............................................................   31
9       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...................   59
9A      Controls and Procedures................................................................................   59
9B      Other Information......................................................................................   60

                                                       PART III

10      Directors and Executive Officers of the Registrant.....................................................   61
11      Executive Compensation.................................................................................   61
12      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.........   61
13      Certain Relationships and Related Transactions.........................................................   62
14      Principal Accountant Fees and Services.................................................................   62

                                                        PART IV

15      Exhibits and Financial Statement Schedules.............................................................   63
        Signatures.............................................................................................   66

Certain statements contained in this filing with the United States Securities and Exchange Commission on Form 10-K that are not purely historical are forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, and are based on management's beliefs, certain assumptions and current expectations. These statements may be identified by their use of forward-looking terminology such as the words "expects," "projects," "anticipates," "intends" and other similar words. Such forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, general economic, business and market conditions, competitive pricing pressures, timely development and acceptance of new products, our reliance on third party suppliers, potential disruptions affecting the international shipment of goods, disruptions in implementing information technology systems, our ability to create brand recognition and currency and interest rate fluctuations. Certain of these risks and uncertainties are discussed more fully in Part II, Management's Discussion and Analysis of Financial Condition and Results of Operations, Risk Factors That Could Cause Results to Vary and elsewhere in this filing on Form 10-K. The forward-looking statements contained herein are made as of the date hereof and we, except as may be required by law, do not undertake any obligation to update any forward-looking statements, whether as a result of future events, new information or otherwise.

                                     PART I

ITEM 1. BUSINESS

General

      Imagistics International Inc. ("Imagistics" or the "Company"), headquartered in Trumbull, Connecticut, is an independent direct sales, service and marketing organization offering business document imaging and management solutions, including copiers, multifunctional products, often referred to as MFPs, and facsimile machines, in the United States, Canada and the United Kingdom that sources its products from various suppliers throughout the world. MFPs provide businesses with the ability to copy, print, fax, email and scan documents on a single device and eliminate costs associated with multiple devices. MFPs also allow businesses to easily move documents from paper images to digital files and back. We provide our customers with flexible, comprehensive document imaging products and services at competitive market prices.

History

      Imagistics traces its origins to Pitney Bowes Inc. ("Pitney Bowes"). Pitney Bowes began marketing and distributing copiers in 1967 and started selling facsimile products in 1982. Pitney Bowes' office systems division, which combined the copier and facsimile product lines, was created in 1998. In 2000, Pitney Bowes decided to spin-off the United States and the United Kingdom operations of the office systems division to, among other things, enable the newly formed company, Imagistics, to more fully realize its potential within the dynamic office document markets. In connection with the planned spin-off, Pitney Bowes incorporated the Company as Pitney Bowes Office Systems, Inc. in February 2001 and, in August 2001, contributed substantially all of the business and assets of its office systems division to the Company. The name of the Company was changed to Imagistics International Inc. on October 12, 2001, and on December 3, 2001, 100% of the common stock of the Company was distributed by Pitney Bowes to the common shareholders of Pitney Bowes based on a distribution ratio of 1 share of Imagistics common stock for every 12.5 shares of Pitney Bowes common stock held at the close of business on November 19, 2001 (the "Distribution" or "Spin-off").

      In connection with the Spin-off, we entered into several agreements with Pitney Bowes and Pitney Bowes subsidiaries including a transition services agreement with Pitney Bowes providing for certain essential services for a limited period following the Spin-off, including technology related services and field equipment maintenance services, agreements with Pitney Bowes Management Services and Pitney Bowes of Canada Ltd. ("Pitney Bowes of Canada"), under which they could continue to purchase and use our products and a vendor financing agreement providing for Pitney Bowes Credit Corporation ("PBCC") to continue as our primary lease vendor on a multi-year basis after the Spin-off, an intellectual property agreement with Pitney Bowes allowing us to continue using the "Pitney Bowes" brand name in the United States and the United Kingdom for a period of up to two years following the Spin-off, a tax separation agreement and certain other agreements. Substantially all of the services provided by Pitney Bowes under these agreements, other than the vendor financing agreement, which had an initial term of five years, have ceased in accordance with the terms of the agreements.

      The implementation of the order to cash phase of our enterprise resource planning ("ERP") system in October 2003 permitted us to replace the remaining information technology related services that had been provided by Pitney Bowes. We reached a new agreement with Pitney Bowes of Canada in the fourth quarter of 2003 through which Pitney Bowes of Canada may purchase and resell Imagistics' products in Canada for an additional period of two years on a non-exclusive basis. In the fourth quarter of 2004, we negotiated an agreement with Pitney Bowes for the continued provision of equipment maintenance services in remote areas that we do not directly service. There are alternative providers for both the vendor financing and equipment maintenance services on substantially similar terms and conditions and these ongoing arms length relationships with Pitney Bowes are not considered to be material.

Available Information

      Additional information about us is available on the Internet at our corporate website, www.imagistics.com, or our investor website, www.IGIinvestor.com. In addition to other information, we make available free of charge on our investor website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after electronically filing with or furnishing such material to the Securities and Exchange Commission. The Securities and Exchange Commission maintains an Internet site at www.sec.gov, which contains reports, proxy and information statements, and other information regarding us. You may also read and copy any document we file with the SEC at its Public Reference Room, 450 Fifth Street, N.W., Washington, D.C. 20549. The SEC can be contacted at 1-800-SEC-0330 for further information on the operation of the Public Reference Room. Our investor website also provides shareholders and other interested parties with access to important corporate governance information including our Corporate Governance Guidelines, Code of Ethics, and the Charters of our Audit, Executive Compensation and Development, and Governance Committees. These documents are also available in print to any shareholder requesting a copy from our Investor Relations department. Amendments to our Code of Ethics and any waiver related to our Chief Executive Officer, Chief Operating Officer, Chief Financial Officer or Controller will also be made available on our investor website. Currently, there are no waivers related to our Chief Executive Officer, Chief Operating Officer, Chief Financial Officer or Controller.

Industry Overview

      The document imaging and management industry consists of the production and supply of various imaging products, as well as the provision of pre-sale and after-market product services and related software and professional services. We have participated in the copier business for over 35 years and have been a leader in the facsimile machine segment of this industry for 20 years. Our competitors include the distribution units of large office equipment manufacturers such as Ricoh, Canon and Xerox, and other independent distributors such as Ikon, Danka and Global Imaging as well as numerous local independent office equipment dealers and, as technologies continue to merge, traditional printer companies such as Hewlett Packard and Lexmark.

      Companies in the document imaging industry sell products primarily through three channels of distribution: direct sales, independent dealer sales and retail sales. Recently, the Internet has begun to emerge as an additional channel, primarily for lower-end equipment and supplies. Direct sales involve the marketing of products by sales representatives working directly for the company whose products they offer. Independent dealer sales result from customer calls performed by independent dealer outlets that generally sell manufacturer-branded products. Retail sales include sales of low-end products, typically through national retail outlets or local retailers.

      The document imaging industry is rapidly changing. The copier industry has moved from standalone analog devices to connected products that utilize digital technologies and from monochrome to color capable devices. Digital technology provides more reliability, more functionality and higher quality. All new copier/MFP placements are digital machines. Digital products can connect with computer networks and communicate with other office imaging equipment, enabling customers to more efficiently connect and utilize their document management solutions over a wide array of more useful features, such as higher quality copies, color capability, finishing capability and the multifunctional capability of copying, printing, faxing, emailing and scanning. The scanning capability allows organizations to easily move between hard copy paper documents and electronic documents. MFPs can efficiently copy, print, fax and email documents. In addition, technological advances, added features and functionality and reduced pricing have led to a trend of increased placements of color copiers and MFPs. The migration from single function digital copiers to MFPs is now seeing the emergence of universal copiers/printers that provide cost efficient output in both black and white and color.

      Today's busy corporate environment demands office equipment, software and solutions that work faster and more efficiently than ever before, while providing reliable high-quality output. The expanding use of MFPs designed to address copying, printing, faxing, emailing and scanning needs in the workplace is a direct result of these demands. MFPs efficiently send, receive and print documents, thus eliminating office bottlenecks, improving employee productivity and saving valuable workspace in offices of all sizes. As workplaces increasingly rely on computer networks, document imaging providers are also developing more products that allow for shared communication and that work seamlessly with other office systems. These networked solutions offer greater speed and, by diverting print streams to more efficient output devices, can lower a company's imaging costs significantly. The cost of managing documents is high for most companies and increased use of the Internet for desktop research and printing has further increased the volume and cost of imaging activity for most businesses. In addition to searching for ways to minimize business document costs, customers continue to demand high-performance machines that produce well-finished documents. In addition, corporations struggle with the issue of how to deploy new technology and get users to embrace it.

      Currently, the industry is producing a greater number of color machines to offer customers a range of options for their copying and printing needs. Color machines allow companies to increase their level of in-house document production and produce "finished" copies for meetings, presentations and mailings, often times at much lower costs than if they purchased these jobs externally.

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

Vision and Strategy

      Our vision is to become the leading independent direct provider of enterprise office imaging and document solutions by providing world class products and services with unparalleled customer support and satisfaction with a focus on multiple location customers, thus building value for our shareholders, customers and employees. To achieve this vision, we plan to build on our strengths and pursue the following strategies:

      Maintain and Further Strengthen Major Account Relationships. We have maintained successful relationships with many large Fortune 1000 companies for 20 years. We believe that our strong relationships with many of these customers, as well as our integrated sales and service organization and the broad national reach of our organization, have been the keys to our success in acquiring new business and retaining our current customers. Our sales effort is organized to create customer-centric national account and commercial user sales organizations, each offering our full range of products to their respective customer bases. This customer-centric organization allows us to leverage our customer relationships with major accounts while also expanding our product offerings to our commercial user customers.

      In light of competitive pressures, technological advances and changes in the corporate workplace, we must strive to meet our customers' needs in new ways. As many corporate customers seek to reduce administrative expenses through centralized purchasing and consolidation of their vendors, we believe that we are well positioned to offer a range of products and services, including technological innovations and consulting services that will provide new options, from a single source.

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

      In January 2005, Better Buys for Business selected the Imagistics DL 850 as Editors Choice for 2005. In 2004, J.D. Power and Associates Copier Customer Satisfaction Study ranked Imagistics #1 Copier/Multifunction Product in Overall Customer Satisfaction Among Business Users, Two Years in a Row, Tied in 2003. We believe the study validates Imagistics' product sourcing strategy and direct sales and service infrastructure. In 2004, Imagistics also received the 2004 Buyers Laboratories Pick of the Year award for the im3520 in six different product categories and the ix3010 in five different product categories, as well as the Highly Recommended award for the im2020 in six different product categories and the Recommended award for six additional Imagistics products, all in more than five different product categories. In 2003, Imagistics received the 2003 Buyers Laboratories Most Outstanding Multifunctional Product Line of the Year award as well as six Pick of the Year awards in four different product categories.

      We continuously evaluate various imaging products from multiple manufacturers and software developers. We believe that our supply contracts provide us access to the best products and solutions. We believe that the transition to digital monochrome, full color and universal black and white and color copier/MFPs provides an important opportunity for us to reach new customers as manufacturers develop machines with increased capabilities. We continue to launch new digital products that offer faster, more efficient multifunctional features for our high-volume corporate customers. These new digital products offer increased document imaging options and capabilities as well as overall savings. We will continue to expand our digital document imaging product offerings in order to meet the needs of our current customers and to allow us to reach a new customer base. In order to remain competitive in light of the many technological options that are available to our customers, we will continue to collaborate with companies that develop integrated document solutions that incorporate multifunctional capabilities. Our success will also depend on our ability to accurately gauge shifts in market demand and to anticipate potentially unforeseen changes in market dynamics that may result from new technologies.

      Increase Outreach of Our Direct Sales and Service Force to the Copier/MFP Market. Our direct sales and service strategy aims to provide our customers with one point of contact for their product needs. Regardless of their location in the United States, the United Kingdom or our served markets in Canada, our customers can contact one of our representatives in their geographic area and receive consistent sales and service assistance. This allows us to control the quality of our sales and service effort and ensure a consistent positive experience for our customers. It also provides us with an opportunity to keep in regular contact with our customers, which we believe often leads to future sales. In some remote areas, however, we rely on Imagistics-trained third-party service providers for service of our products. Our marketing strategy is to offer an extensive portfolio of product offerings and diverse technology and to utilize our national direct sales and service organization to establish long-term relationships to meet customer document imaging and management needs.

      We have implemented an acquisition strategy, as described below, to expand, on a highly selective basis, service and distribution capabilities in areas where such presence will enhance our ability to serve national accounts, while increasing our sales effort with local companies and public agencies.

      Focus on Customer Needs. Since we have direct access to our end user customers through our direct sales force, we are able to monitor their changing needs and requirements and respond in an appropriate manner. Our goal is to meet all of our customers' needs and where price is particularly critical, we have offered them refurbished and remanufactured analog and refurbished digital systems as well as standalone devices. Because of our purchasing structure, we believe that we will be able to provide digital equipment and solutions as our customers require them. Because we source digital products and train our workforce on the sales, use and service of these products, and because we continue to research and source new products, we believe that we will be able to respond effectively as the industry changes in the future. However, if we fail to accurately predict changes in market demand we may lose sales or incur losses due to excess or obsolete inventories.

      Pursue an Expansion Strategy. In order to remain competitive, we will continue to expand our copier, MFP, software and solutions businesses in geographic markets in the United States and abroad. Our direct sales and service strategy has been an effective method for attracting and retaining customers and we believe we can use it to further expand our document imaging business. We currently supply document imaging products and services to a variety of large corporations, many of which have an international presence and seek global sourcing of their document imaging needs. In order to serve these clients more effectively, we purchased two dealerships in 2004 to establish direct operations in Canada. We expect to use our United Kingdom operation as a platform for expansion of our business into the larger European market over time. Our United Kingdom product offerings, which were limited to facsimile products, were expanded to include a full range of MFPs in January 2003.

      In March 2004, we acquired substantially all of the assets and business of Canadian Business Systems and Office Solutions Group, a combined business dealership in Mississauga, a suburb of Toronto, Canada and in August 2004, we acquired substantially all of the capital stock of Doering & Brown Corporation, an independent dealership based in London, Ontario, Canada. These acquisitions reflect our strategy to expand service and distribution capabilities internationally where such presence will enhance our ability to provide direct service to our broad base of global customers.

      In June 2004, we acquired substantially all of the assets and business of Copy Systems, an independent dealership based in Little Rock, Arkansas reflecting our continued strategy to expand direct service and distribution capabilities in areas of the country where such presence will enhance our ability to serve national accounts, while increasing our sales effort with local companies and public agencies.

Business Segments

      We operate in two reportable segments based on geographic area: North America and the United Kingdom. Revenues from external customers and from Pitney Bowes are attributed to geographic regions based on where the revenues are derived. Financial information by segment is set forth in Note 5, "Business Segment Information," of the "Notes to Consolidated Financial Statements" included in Item 8 herein.

Products

      We offer a broad range of office copier/MFPs, facsimile machines and related products and services. These products and services serve a wide range of customer needs from departmental to workgroup solutions. The utilization of digital technology has led to development of equipment that contains multiple capabilities and greater options for document imaging and management applications. Historically, we have used standard industry classifications to classify our equipment product offerings as part of either the copier product line or the facsimile product line based upon the primary function of the equipment.

      The evolution of technology has blurred distinctions between traditional copiers and facsimiles since most new products are multifunctional. Imagistics has not introduced a single function machine in over four years. Facsimile has evolved into a feature found on machines ranging in speed from 10 pages per minute to 65 pages per minute rather than a dedicated single function machine. Some time in the future, differentiating between facsimile and copier equipment will not be meaningful.

      We offer a broad range of products for departmental applications including color, universal black and white and color, black and white, digital, networked and stand-alone copiers/MFPs. Our definition of departmental machines incorporates the standard industry product segments 2 through 5, which range in speed from 20 to 90 pages per minute for black and white prints and typically produce a maximum size output consisting of ledger size copies/prints.

      Our digital black and white copier/MFP departmental solutions include twelve products with speeds from 20 to 85 pages per minute. Our line of products can address application needs of workgroups with as few as several hundred to as many as 750,000 impressions per month. Most of these solutions are available as multifunctional devices and offer a range of finishing solutions from simple collating to booklet making, Z-folding, hole punching and multi-position stapling.

      During 2004, we discontinued our black and white analog refurbished product line offerings and are currently concentrating on refurbished digital copier/MFP offerings and will be migrating our remanufactured copier/MFPs from analog to digital during 2005.

      Our current 22 and 31 page per minute digital color copier products are positioned to provide both color capable and color centric solutions to clients, ranging in speed from 31 to 45 pages per minute in monochrome and 11 to 31 pages per minute in full color. We currently offer four color products. These multifunctional digital copiers offer copying and networking functionality and are designed to support both color and monochrome applications and offer enhanced image quality color printing and copying, a wide range of digital art functions and enhanced finishing options that include booklet making capabilities.

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

      We have historically been a leader in workgroup facsimile systems and one of the largest suppliers of facsimile equipment to the Fortune 1000. We currently offer a full range of workgroup facsimile solutions that range from traditional new and remanufactured facsimile equipment to MFPs. We currently offer eight new MFP solutions; five remanufactured facsimile machines and one new facsimile machine.

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

Supplies

      We offer a full complement of consumable supplies for our products, such as copier and facsimile toner and cartridges, staples and paper. Many of our copier/MFP customers enter into cost-per-copy rental and/or maintenance agreement plans that include supplies. This accounts for a constant source of copier/MFP supply revenue and helps to achieve a high level of customer retention. Demand for facsimile supplies has decreased with the use of e-mail and the availability of third-party refilled toner cartridges. In response to this decrease in demand, we introduced our own line of refilled cartridges under the "ECO" brand. Refilled ECO cartridges work with many of our own facsimile machines and also with many competitor facsimile machines and laser printers. With increased printing on multifunctional devices and the deployment of color solutions, we expect related supplies revenue related to these MFPs to increase, which will offset a portion of the loss in facsimile supplies revenue.

Service

      Our continued commitment to our products and customers is evident in the many aftermarket service options that we provide. Our products are serviced by our nationwide service organization of approximately 1,200 Imagistics and contracted service representatives. We believe that this dedicated service force provides us with a distinct advantage over many of our competitors. These representatives are trained to service our product line and are managed through a central dispatch system to meet strict customer response time requirements. These representatives provide a full range of preventative maintenance and repair services to major account customers and commercial users.

      We support all of our customers through our 24 hour-a-day, 7 day-a-week diagnostic center. Located in Melbourne, Florida, the diagnostic center is staffed with Imagistics employees who are experts in the use and servicing of our products and who help minimize any downtime or disruption to our customers. The diagnostic center usually handles over 3,500 calls from customers each day.

Financing Options

      We provide our customers with flexible financing options that allow for the sale, lease or rental of our products. In the past, we have sold products to commercial users either directly to the end user or to a leasing company that, in turn, leases the product to the end user. Where leasing is involved, we sell equipment to either Pitney Bowes' wholly owned subsidiary, PBCC, or to other finance companies. Currently, PBCC is the primary source of lease financing for our products. We have entered into an agreement with PBCC that provides for an ongoing lease-purchase equipment-financing program for our products. In December 2004, Pitney Bowes announced their intent to spin-off PBCC to shareholders. We do not believe that this will have a material impact on our relationship with PBCC. In 2004 and 2003, approximately 15% and 14% respectively, of our revenues were derived from sales to PBCC for lease to the end user.

      Historically, in offering products to our major account customers, we have used a rental strategy. Most often, we rent our facsimile machines at a flat rate and we are increasingly renting copier and MFP based solutions to our large major account customers as well. We typically rent our copiers on either a cost-per-copy basis, with minimum monthly page volumes, or at a flat rate with allowance and overage plans for certain services and other options. In the case of rentals, we seek to negotiate a master rental contract with our customers that can be revised to reflect rental of additional products and upgrades to current products or additional services. Generally, our rental contracts are for 36-month terms with renewal options that are automatic unless the customer gives prior notice of cancellation. These rental contracts also cover service and, in most cases, include supplies for use with our equipment. We believe that this approach provides the flexibility this customer base requires and many prefer compared to owning these assets.

Customers

      Our primary customers are mid-to-large corporate customers and government entities. We serve major companies in the manufacturing, distribution, financial services, government and education markets as well as others. While continuing to strengthen and expand our relationships with our current customers, we have also established new initiatives geared specifically toward more efficiently serving mid-sized and regional companies or commercial users, while shifting our focus to multi-location customers. We plan to maintain our relationships with commercial users through the use of our trained team of commercial sales representatives. In an effort to expand our distribution organization and increase service coverage for multi-location customers, Imagistics has from time to time acquired independent regional office equipment dealerships. Imagistics' products are incorporated into their product mix and their sales and service teams are fully trained by Imagistics.

      We market and distribute our products to the following types of customers:

      o     major national accounts, including large corporate customers,

      o     government and education entities and

      o     commercial accounts, including mid-size and regional businesses.

      National account customers include major national and international corporations. Because we began our business by serving major account customers in the facsimile market 20 years ago and have maintained steady relationships with many of these same customers, our major accounts provide us with recurring rental revenues over longer-term contracts. Our marketing strategy includes establishing long-term copier/MFP-based relationships with our customers, similar to those we have established with our facsimile customers, by leveraging our national sales and service organization to meet their needs. In addition, because of their individual and complex needs, we are able to provide our major account customers with cutting-edge products as well as customized approaches to their specific needs. We believe customers in these markets have a preference for doing business with companies they have a long-term relationship with and our existing business relationships allow us to monitor customer needs and provide appropriate upgrades.

      We target state governments and agencies, counties, cities, local governments and other political sub-divisions. These customers provide a long-term source of business and, because of our experience we can anticipate their document imaging needs. Government entities may source products through varied bidding processes or through negotiated agreements. Our government contracts are generally for a period of four to five years. State and local government entities typically acquire products through their own varied bidding processes. Although many of these contracts are terminable for non-appropriations of funds by our customers, we have not had a significant number of early terminations of these contracts for non-appropriation.

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

Sales and Marketing

      We believe that our sales and marketing approach is uncommon in our industry. While many of our competitors offer either their own or other manufacturers branded products either by dealer sales or retail sales, we rely solely on distributing Imagistics' branded products through direct sales with support by direct service. Research conducted by CAP Ventures and J.D. Power and Associates indicates a preference for direct sales and service. Our direct sales and service personnel are located throughout the United States, Canada and the United Kingdom, marketing and servicing our products to our customers and potential customers. Our representatives use national sales and service standards so that our customers receive consistent and reliable assistance regardless of where they are located or which one of our locations they call.

      In addition to our United States business, we currently operate in Canada and the United Kingdom. Our Canadian and U.K. businesses offer a complete product line. We plan to continue to increase the international marketing of our products. Our goal is to increase our service to our current customers as well as broaden our existing customer base. Our Canadian business is headquartered in Mississauga, Canada. Our U.K. business is headquartered in Harlow, England. Our products are also offered in Canada through Pitney Bowes of Canada, a subsidiary of Pitney Bowes.

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

      We source our equipment from suppliers throughout the world including Konica Minolta, Muratec, Brother, Sharp and Toshiba. We have contractual relationships with these suppliers, although we continue to search for the best products and do not enter into exclusive relationships with any of our suppliers. We do not have minimum order quantities with any of our suppliers. Konica Minolta, Sharp, Toshiba and Brother currently supply a significant portion of our new copier/MFP equipment. If Konica Minolta, Sharp, Toshiba or Brother were unable to deliver products for a significant period of time, we would be required to find replacement products, which may not be available on a timely or cost-effective basis. This could have a material adverse effect on our business, financial condition and results of operations. We do not believe that we are materially dependent upon any other supplier of products, whether new products, parts or consumable supplies. To mitigate against disruptions to our business, we keep an adequate level of inventory on hand to meet the needs of our customers for several months.

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

      We generally require manufacturers to build our products to order with 60 day or less lead times. We usually take title to the goods at the factory, or in the case of Asian factories, at the closest seaport. Finished goods are shipped by ocean freight to a United States port, primarily in California, and then trans-shipped to one of approximately nine warehouses in the United States. In the normal course of business, when a customer order is received, equipment is unpacked, set up and tested in the warehouse prior to shipping to the customer location. Supplies are stored primarily at one warehouse located in Columbus, Ohio and are shipped via ground service or overnight delivery directly to our customers or service engineers. Our Canadian and United Kingdom businesses use similar manufacturing and shipping procedures and finished goods are shipped directly to two contract warehouses in Canada and one of two contract warehouses in the United Kingdom. Our reliance on Asian manufacturing could make our business susceptible to disruptions in international transportation due to port strikes, acts of war or other factors beyond our control.

Patents, Trademarks and Copyrights

      In connection with the Spin-off, we entered into a trademark license, patent license and copyright license agreement that provided us with a non-exclusive license to the Pitney Bowes trademark for a period of up to two years following the Spin-off. In addition, the agreement provides for us to license certain patents and patent applications on a non-exclusive basis in connection with our business in the United States and the United Kingdom, for the term of the relevant patents, none of which are material to our business. Finally, the agreement provides for us to license all copyrighted material used in connection with our business in the United States and the United Kingdom for the term of the relevant copyrights.

      We have registered "Imagistics" as a trademark in the United States, Canada, the European Community and other jurisdictions and we have completely transitioned to the use of the "Imagistics" brand name. In addition, as a reseller of equipment supplied to us by major manufacturers of imaging equipment, we benefit from the use of patents and patent licenses secured by our suppliers.

Employees

      We employ approximately 3,600 individuals throughout the world including approximately 1,200 sales personnel. We employ approximately 100 people in Canada. We also employ approximately 100 people in the United Kingdom, almost all of whom are subject to the European Works Council regulations. None of our other employees are covered by a collective bargaining agreement. We believe that we have good relations with our employees.

Competition

      We are primarily involved in the supply of document imaging equipment to corporate, governmental and commercial customers. The document imaging equipment supply industry is highly competitive. Customers rigorously evaluate suppliers on the basis of product features, functions, reliability and quality, service expertise, geographic reach and price competitiveness. Many of our competitors manufacture their own products. Although we believe that our reliance on third parties for manufacturing provides us with certain benefits, it is possible that our competitors' guaranteed access to product supply through captive manufacturing operations may provide them with a competitive advantage. In addition, our primary suppliers sell products in competition with us, either directly or through independent office equipment dealers. Some of our competitors have substantially greater financial resources than we do.

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

ITEM 2. PROPERTIES

The following table provides information regarding our primary owned and leased properties:

                                     Own/         Square       Expiration
               Location              Lease        Footage         Date                              Facility Type
---------------------------------  ----------   -----------   -------------      --------------------------------------------------
North America:
    United States:
        Columbus, Ohio               Lease       217,864           2009           Warehouse and distribution center
        Trumbull, Connecticut          Own        74,000           N/A            Corporate headquarters
        Beacon Falls, Connecticut    Lease        66,050           2006           Warehouse and equipment refurbishing center
        Milford, Connecticut           Own        41,000           N/A            Warehouse and equipment refurbishing center
        Denver, Colorado             Lease        29,178           2008           Administration and customer support call center
        Melbourne, Florida           Lease        17,103           2008           Diagnostic call and equipment refurbishing center
        Shelton, Connecticut         Lease        14,509           2009           Diagnostic and technical services center
        Shelton, Connecticut         Lease        11,439           2005           Administrative office

    Canada:
        Mississauga, Ontario         Lease        11,675           2009           Headquarters and warehouse

United Kingdom:
        Harlow                       Lease        18,800           2009           Warehouse
        Harlow                       Lease        11,866           2007           Headquarters and sales office

      We also lease space in approximately 174 sales and service locations throughout North America. In the United States, we lease space in approximately 167 sales and service locations totaling approximately 717,000 square feet. Leases relating to approximately 32 of our sales and service locations totaling approximately 119,000 square feet expire in 2005. We plan to renew or replace these leases to the extent they are for stand-alone facilities, and for certain other facilities, we plan to relocate and enter into new leases with less square footage. In Canada, we also lease seven locations throughout Ontario, Canada, consisting of one warehouse and six sales and service locations. The seven leases aggregate approximately 22,500 square feet. In the United Kingdom, we also lease two sales offices near London and Birmingham on one-year leases and one sales office in Newbury on a five-year lease. These three leases aggregate approximately 2,700 square feet.

ITEM 3. LEGAL PROCEEDINGS

      In connection with the Distribution, we agreed to assume all liabilities associated with our business, and to indemnify Pitney Bowes for all claims relating to our business. In the normal course of business, we are party to litigation relating to our business. These may involve claims by or against Pitney Bowes or Imagistics relating to, among other things, contractual rights under vendor, insurance or other contracts, trademark, patent and other intellectual property matters, equipment, service or payment disputes with customers, bankruptcy preference claims and disputes with employees.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      There were no matters submitted to a vote of our security holders during the fourth quarter ended December 31, 2004.

SUPPLEMENTAL ITEM:         EXECUTIVE OFFICERS

      Information concerning the executive officers of Imagistics is set forth below:

Name                                                      Age    Position
----                                                      ---    --------
Marc C. Breslawsky.....................................    62    Chairman and Chief Executive Officer; Director
Joseph D. Skrzypczak...................................    49    President and Chief Operating Officer
Christine B. Allen.....................................    55    Chief Human Resources Officer
John C. Chillock.......................................    48    Vice President, Customer Service Operations
George E. Clark........................................    58    Vice President and General Manager, Business Product Centers
Timothy E. Coyne.......................................    50    Chief Financial Officer
Chris C. Dewart........................................    50    Vice President, Sales
Mark S. Flynn..........................................    50    Vice President, General Counsel and Secretary
Nathaniel M. Gifford...................................    52    Vice President, Product Development and Marketing
William H. Midgley.....................................    55    Chief Administrative Officer
John R. Reilly.........................................    38    Vice President, Marketing

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

      Joseph D. Skrzypczak. In May 2004, Mr. Skrzypczak was appointed to the role of President and Chief Operating Officer. Prior to this appointment, Mr. Skrzypczak served as our Chief Financial Officer since February 2001. Mr. Skrzypczak was the Chief Operating Officer and acting Chief Financial Officer at Dictaphone Corporation from October 1998 until December 2000. Prior to being elected Chief Operating Officer, Mr. Skrzypczak served as Senior Vice President and Chief Financial Officer from October 1997 to October 1998 and served as Vice President and Chief Financial Officer from May 1994 to October 1997 at Dictaphone. After being acquired by Lernout & Hauspie in May 2000, Dictaphone declared bankruptcy in November 2000, as part of Lernout & Hauspie's overall bankruptcy filing. Mr. Skrzypczak initially joined Pitney Bowes in 1981 and held various management positions until May 1994. Prior to working for Dictaphone Corporation, Mr. Skrzypczak served as Vice President of Finance for Pitney Bowes' office systems division, and was directly responsible for all financial and administrative activities. Prior to initially joining Pitney Bowes in 1981, Mr. Skrzypczak worked for Price Waterhouse. He is a certified public accountant.

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

      Timothy E. Coyne. In May 2004, Mr. Coyne was appointed to the role of Chief Financial Officer. Mr. Coyne joined Imagistics in 2001 as the Vice President and Corporate Controller. Prior to joining Imagistics, Mr. Coyne was employed by TransPro, Inc. as the Chief Financial Officer from 1998 to 2001 and Vice President and Corporate Controller from 1996 to 1998. From 1990 to 1996, Mr. Coyne served as the Vice President of Finance and Administration for Keene Corporation. Mr. Coyne was the Vice President, Finance and Administration, Treasurer and Secretary of Kasco Corp, a subsidiary of Bairnco Corp. from

1986 to 1990. Mr. Coyne held a variety of positions with The Coca-Cola Bottling Company of New York, including Vice President and Corporate Controller from 1984 to 1986. Mr. Coyne began his career at Peat Marwick Mitchell & Co. in New York.

      Chris C. Dewart. In August 2004, Mr. Dewart was appointed to the role of Vice President, Sales. Prior to this appointment, Mr. Dewart held the title of Vice President, Commercial Sales. Prior to the Spin-off he was employed by Pitney Bowes in the office systems division since 1983, and served as Vice President since 1990. Mr. Dewart served as Vice President of European Operations--facsimile systems division from 1990 to 1991, Vice President and General Manager of Canadian Operations from 1991 to 1998 and Vice President of U.S. Sales for Facsimile Systems from 1998 to August 2000. In August 2000, he assumed the position of Vice President of Sales for Commercial Markets. Prior to joining office systems, Mr. Dewart held various positions at General Electric Corporation and Monroe/Litton.

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

      William H. Midgley. In December 2004, Mr. Midgley was appointed to the role of Chief Administrative Officer. Mr. Midgley joined Imagistics in 2003 as the Vice President, Global Supply Chain. Prior to joining Imagistics, Mr. Midgley was the Vice President, Supply Chain for PSS World Medical, Inc. Mr. Midgley began his career at Sony Electronics where he held a variety of financial, operations and business process positions with responsibilities in order management, inventory control, billing, collections and accounts receivable, logistics and supply chain.

      John R. Reilly. In April 2004, Mr. Reilly was appointed to the role Vice President, Marketing. Prior to joining Imagistics, Mr. Reilly held the position of Vice President, Strategic Planning with Konica Minolta Business Solutions, U.S.A. from 2003 to 2004, where he was responsible for the integration of Konica's and Minolta's distribution channels due to their merger. From 1994 to 2003, Mr. Reilly managed Minolta's marketing department with responsibilities for both the dealer and direct channels. During his career at Minolta, Mr. Reilly led all aspects of marketing, including product planning and management, field marketing, sales training, marketing communications, advertising and lead generation. From 1990 to 1994, Mr. Reilly worked for MCS/Canon Business Solutions, with varying roles in sales management. Mr. Reilly began his career as a business development manager for PC Concepts in Wayne, PA.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

      Imagistics common stock (trading symbol "IGI") is listed for trading on the New York Stock Exchange ("NYSE"). On June 3, 2004, our Chief Executive Officer submitted to the NYSE a written certification pursuant to Section 303A.12(a) of the NYSE Listed Company Manual certifying that he was not aware of any violation by Imagistics of applicable NYSE listing standards. Information on the high and low sales prices for Imagistics common stock during the two most recent fiscal years is included in Note 16, "Quarterly Financial Data," of the "Notes to Consolidated Financial Statements" included in Item 8 herein. At February 28, 2005 there were approximately 16,260,007 shares outstanding and approximately 16,698 stockholders of record. Imagistics has not declared or paid any cash dividends on its common stock.

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

Issuer Purchases of Equity Securities

      In March 2002, the Board of Directors approved a $30.0 million stock buy back program. In October 2002, the Board of Directors authorized the repurchase of an additional $28.0 million of our stock, raising the total authorization to $58.0 million. In July 2003, the Board of Directors authorized the repurchase of an additional $20.0 million of our stock, raising the total authorization to $78.0 million. In May 2004, the Board of Directors authorized the repurchase of an additional $30.0 million of our stock, raising the total authorization to $108.0 million and, as of December 31, 2004, we have accumulated approximately
3.9 million shares of treasury stock at a cost of approximately $88.8 million. The stock buy back program has no fixed termination date.

      The following table provides information with respect to the purchase of shares of our common stock under the stock buy back program during each month in the fourth quarter of 2004:

(Dollars in thousands, except per share amounts)

                                                                              Total number of       Approximate dollar
                                             Total number                    shares purchased     value of shares that
                                              of shares     Average price   as part of publicly   may yet be purchased
               Period                         purchased     paid per share    announced plan         under the plan
----------------------------------------    -------------   --------------  -------------------   ---------------------
October 1, 2004 - October 31, 2004             52,500           $ 34.73          52,500                  $20,783
November 1, 2004 - November 30, 2004           12,500           $ 35.23          12,500                  $20,343
December 1, 2004 - December 31, 2004           32,700           $ 34.44          32,700                  $19,217
                                               ------                            ------
   Total                                       97,700           $ 34.70          97,700
                                               ======                            ======

ITEM 6. SELECTED FINANCIAL DATA

      The following table presents our selected financial data. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and notes thereto included in Items 7 and 8 herein.

(Dollars in thousands, except per share amounts)

                                                            Year ended December 31,
                                                 2004       2003       2002       2001       2000
                                               --------   --------   --------   --------   --------
Consolidated Statement of Operations Data
Sales                                          $310,530   $316,002   $314,899   $307,929   $323,620
Rentals                                         209,501    222,183    232,228    237,449    232,156
Support services                                 89,022     84,011     82,803     80,698     86,982
                                               --------   --------   --------   --------   --------
   Total revenue                                609,053    622,196    629,930    626,076    642,758
                                               --------   --------   --------   --------   --------

Cost of sales (1)                               171,344    192,772    198,437    197,300    184,265
Cost of rentals                                  59,102     72,254     84,114     92,191     88,506
Selling, service and administrative expenses    331,460    312,759    311,924    305,799    252,799
                                               --------   --------   --------   --------   --------
   Operating income                              47,147     44,411     35,455     30,786    117,188
Interest expense                                  3,693      8,437      8,106      9,825     11,281
                                               --------   --------   --------   --------   --------
Income before income taxes                       43,454     35,974     27,349     20,961    105,907
Provision for income taxes                       18,511     15,515     10,906      8,402     41,903
                                               --------   --------   --------   --------   --------
   Net income                                  $ 24,943   $ 20,459   $ 16,443   $ 12,559   $ 64,004
                                               ========   ========   ========   ========   ========
Basic earnings per share (2)                   $   1.54   $   1.22   $   0.88   $   0.65   $   3.29
Diluted earnings per share (2)                 $   1.48   $   1.19   $   0.86   $   0.65   $   3.29

Consolidated Balance Sheet Data
Total current assets                           $273,636   $266,621   $264,153   $283,575   $297,038
Total assets                                   $467,536   $446,732   $461,238   $494,009   $499,434
Current portion of long-term debt              $    545   $    545   $    749   $  1,000   $     --
Due to Pitney Bowes                            $     --   $     --   $     --   $     --   $122,182
Total current liabilities, including amounts
 due to Pitney Bowes                           $ 95,693   $ 96,159   $101,914   $ 81,479   $178,121
Long-term debt                                 $ 70,359   $ 62,903   $ 73,399   $116,000   $     --
Total long-term liabilities                    $ 94,800   $ 83,172   $ 95,077   $127,091   $ 11,285
Stockholders' equity                           $277,043   $267,401   $264,247   $285,439   $310,028

Other Data
Net cash provided by operating activities      $ 79,398   $ 83,042   $158,451   $147,813   $137,789
Depreciation and amortization                  $ 65,780   $ 74,513   $ 81,593   $ 82,725   $ 73,755
Capital expenditures                           $ 63,374   $ 50,954   $ 66,599   $ 84,347   $ 83,615

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

      (2) The basic and diluted earnings per share amounts for the year ended December 31, 2000 are for comparative purposes only as common shares were not issued until December 2001. Outstanding shares for 2000 is based on actual shares issued plus assumed conversions, at Spin-off.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

      Imagistics International Inc. ("Imagistics" or the "Company") is an independent direct sales, service and marketing organization offering business document imaging and management solutions, including copiers, multifunctional products, often referred to as MFPs, and facsimile machines in the United States, Canada and the United Kingdom. Our primary customers include large corporate customers known as national accounts, government entities and mid-size and regional businesses known as commercial accounts. Multifunctional products offer the multiple functionality of copying, printing, faxing, emailing and scanning in a single unit. In addition, we offer a range of document imaging options including digital, analog, color and/or networked products and systems.

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

      Our revenue is generated from three lines of business: copier/MFP, facsimile and sales to Pitney Bowes of Canada. We report sales to Pitney Bowes of Canada separately as it operates under a separate reseller agreement. The principal evolution in our industry and business has been the transition to networked digital copiers/MFPs, away from single-function standalone facsimile machines and analog copiers. This transition has resulted in decreased demand for and usage of single function facsimile equipment in the marketplace. We have responded to this market development by focusing our efforts on the growth opportunities existing in our digital copier/MFP product line. As a result, the increase in our copier/MFP product line revenues has offset the decrease in facsimile product line revenues.

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

      Effective July 1, 2003, we and Pitney Bowes entered into a one-year service agreement on an arms-length basis relating to field service of equipment in certain remote geographic locations not covered by our direct service organization. This agreement, the initial term of which expired on July 1, 2004, had been extended under the same terms and conditions, through September 30, 2004. Effective October 1, 2004, we and Pitney Bowes entered into a three-year service agreement under similar terms and conditions. This agreement expires on September 30, 2007. Services provided under this agreement are at negotiated prices.

      For 2004, we paid Pitney Bowes $5.1 million in connection with the field service of equipment agreement. In 2003, we paid Pitney Bowes $16.1 million in connection with the transition services agreement, including field service of equipment and other administrative expenses. For 2002, we paid Pitney Bowes $20.4 million in connection with these agreements and certain shared corporate and administrative services.

      We also entered into certain other agreements covering intellectual property, commercial relationships, leases and licensing arrangements and tax separation matters. The pricing terms of the products and services covered by the other commercial agreements reflect negotiated prices.

Critical Accounting Policies and Significant Estimates

      The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates include usage of equipment for rental assets billed in arrears, sales returns, usage adjustments and other allowances for equipment sales, equipment rentals and service contract billings, the collectibility of accounts receivable, the use and recoverability of inventory, the useful lives of tangible assets, the realization of deferred taxes and an evaluation of the potential impairment, if any, of goodwill and other long-lived assets, among others. The markets for our products are characterized by intense competition, rapid technological development and pricing pressures, all of which could affect the future realizability of our assets. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary. Actual results could differ from these estimates. We have identified certain accounting policies that are critical to the understanding of our results of operations due to the judgment management must make in their application. These significant accounting policies are outlined below.

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

Accounts receivable

      Accounts receivable are stated at net realizable value by recording allowances for those accounts receivable amounts that we believe are uncollectible. Our estimate of losses is based on prior product returns and invoice adjustment experience as well as prior collection experience and includes evaluating the credit worthiness of each of our customers, analyzing historical bad debt write-offs and reviewing the aging of the receivables. Our allowance for doubtful accounts includes amounts for specific accounts that we believe are uncollectible, as well as amounts that have been computed by applying certain percentages based on historic loss trends, to certain accounts receivable aging categories and estimated amounts relating to delinquencies associated with the changes in our billing practices with the implementation of our enterprise resource planning ("ERP") system.

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

Rental equipment

      Rental equipment is comprised of equipment on rent to customers and is depreciated using the straight-line method over the estimated useful life of the equipment. Copier/MFP equipment is depreciated over three years and facsimile equipment placed in service on or after October 1, 2003 is depreciated over three years. Facsimile equipment placed in service before October 1, 2003 is depreciated over five years.

Capitalized computer software costs

      We capitalize certain costs of internally developed software. Capitalized internal costs include purchased materials and services and payroll and payroll related costs. Costs for general administration, overhead, maintenance and training, as well as the cost of software that does not add functionality to the existing system, are expensed as incurred. The cost of internally developed software is amortized on a straight-line basis over appropriate periods, principally three to seven years. The unamortized balance of internally developed software is included in property, plant and equipment in the consolidated balance sheets.

Goodwill

      We evaluate goodwill for impairment annually in accordance with Statement of Financial Accounting Standards ("SFAS") No. 142. SFAS No. 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under a nonamortization approach, goodwill and certain intangibles are not amortized into results of operations, but instead are reviewed periodically for impairment with any resulting impairment charged to results of operations only in the periods in which the recorded value of goodwill and intangibles is more than their fair value. SFAS No.142 prescribes a two-step method for determining goodwill impairment. In the first step, the implied fair value of the reporting unit's goodwill is compared to the carrying amount of goodwill. If the carrying amount of goodwill is greater than the implied fair value of goodwill, the second step of the impairment test is required and the fair value of the reporting unit's goodwill is determined by allocating the reporting unit's fair value to all of the assets and liabilities in the same manner performed in a purchase price allocation. The fair value of the goodwill is then compared to its carrying amount to determine if there is goodwill impairment. We completed our review of goodwill in accordance with SFAS No. 142 effective October 1, 2004 and have determined that our recorded goodwill is not impaired.

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

      Historically, we used interest rate swap agreements to manage and reduce risk related to interest payments on our debt instruments. During the third quarter of 2003, we revised our cash flow estimates, disposed of our two interest rate swap agreements and reclassified the cumulative change in the fair market value of the interest rate swap agreements from other comprehensive income into interest expense.

Overview of 2004 Financial Results

      Total revenue for 2004 decreased 2% to $609 million from 2003 revenue of $622 million. Net income in 2004 was $25 million, or $1.48 per diluted common share, compared with net income of $20 million, or $1.19 per diluted common share in 2003.

Revenue

      The following table shows our revenue by geographic segment for the periods indicated.

Dollars in millions

                                                                       Year ended December 31,
                                                                       2004       2003       2002
                                                                     ------     ------     ------
North America                                                        $  588     $  602     $  608
United Kingdom                                                           21         20         22
                                                                     ------     ------     ------
   Total revenue                                                     $  609     $  622     $  630
                                                                     ======     ======     ======

      Our revenue is generated from three lines of business: copier/MFP, facsimile and sales to Pitney Bowes of Canada. The following table shows our revenue and growth rates versus the prior year by revenue type for our three business lines, for the periods indicated. Sales to Pitney Bowes of Canada are presented separately as it operates under a reseller agreement. There is no rental or support service revenue associated with Pitney Bowes of Canada.

Dollars in millions

                                                        Year ended December 31,
                                           2004                   2003                  2002
                                     -----------------     -----------------     -----------------
                                                Growth                Growth                Growth
                                     Revenue     rate      Revenue     rate      Revenue     rate
                                     -------    ------     -------    ------     -------    ------
Sales
    Copier/MFP products               $  223       9%       $  204       7%       $  190      (3%)
    Facsimile products                    73     (13%)          83     (14%)          97     (10%)
    Pitney Bowes of Canada                15     (46%)          29       4%           28     380%
                                      ------                ------                ------
    Total sales                          311      (2%)         316      --           315       2%

Rentals
    Copier/MFP products                  110       9%          101       7%           94       7%
    Facsimile products                    99     (18%)         121     (12%)         138      (8%)
                                      ------                ------                ------
    Total rentals                        209      (6%)         222      (4%)         232      (2%)

Support services
    Copier/MFP products                   82       7%           76       4%           74       3%
    Facsimile products                     7      (6%)           8     (16%)           9       2%
                                      ------                ------                ------
    Total support services                89       6%           84       1%           83       3%

                                      ------                ------                ------
    Total revenue                     $  609      (2%)      $  622      (1%)      $  630       1%
                                      ======                ======                ======

      The following table shows our revenue and growth rates versus the prior year for our three business lines, for the periods indicated. Sales to Pitney Bowes of Canada are presented separately as it operates under a reseller agreement.

Dollars in millions

                                                      Year ended December 31,
                                         2004                   2003                  2002
                                   -----------------     -----------------     -----------------
                                              Growth                Growth                Growth
                                   Revenue     rate      Revenue     rate      Revenue     rate
                                   -------    ------     -------    ------     -------    ------

Revenue
    Copier/MFP products            $  415       9%       $  381       6%       $  358        1%
    Facsimile products                179     (16%)         212     (13%)         244       (8%)
                                   ------                ------                ------
    Revenue excluding
     Pitney Bowes of Canada           594      --           593      (1%)         602       (3%)
    Pitney Bowes of Canada             15     (46%)          29       4%           28      380%
                                   ------                ------                ------

Total revenue                      $  609      (2%)      $  622      (1%)      $  630        1%
                                   ======                ======                ======

      Sales to Pitney Bowes of Canada are pursuant to a reseller agreement and are at margins significantly below the typical margins on sales to our direct customers. We expect to maintain a reseller agreement with Pitney Bowes of Canada, however, we are unable to predict the future level of sales to Pitney Bowes of Canada. Although revenue, excluding sales to Pitney Bowes of Canada represents a non-GAAP financial measure, we believe it is useful to analyze revenue excluding sales to Pitney Bowes of Canada in order to better evaluate the effectiveness of our direct sales and marketing initiatives, including the transition of our business from facsimile to copier/MFP products, and our pricing policies.

Results of Operations

      The following table shows our income statement data, expressed as a percentage of total revenue, for the periods indicated. The table also shows cost of sales as a percentage of sales revenue, cost of rentals as a percentage of rental revenue and our effective income tax rate.

                                                                       As a % of total revenue,
                                                                           except as noted
                                                                        Year ended December 31,
                                                                     2004       2003      2002
                                                                     ----       ----      ----
Equipment sales                                                        28%        27%       25%
Supplies sales                                                         23%        24%       25%
                                                                     ----       ----      ----
     Total sales                                                       51%        51%       50%
Equipment rentals                                                      34%        36%       37%
Support services                                                       15%        13%       13%
                                                                     ----       ----      ----
     Total revenue                                                    100%       100%      100%

Cost of sales                                                          28%        31%       32%
Cost of rentals                                                        10%        12%       13%
Selling, service and administrative expenses                           54%        50%       50%
                                                                     ----       ----      ----
     Operating income                                                   8%         7%        5%

Interest expense                                                        1%         1%        1%
                                                                     ----       ----      ----
     Income before income taxes                                         7%         6%        4%
Provision for income taxes                                              3%         3%        2%
                                                                     ----       ----      ----
     Net income                                                         4%         3%        2%
                                                                     ====       ====      ====
Cost of sales as a percentage of sales revenue                       55.2%      61.0%     63.0%
                                                                     ====       ====      ====
Cost of rentals as a percentage of rental revenue                    28.2%      32.5%     36.2%
                                                                     ====       ====      ====
Effective tax rate                                                   42.6%      43.1%     39.9%
                                                                     ====       ====      ====

      We consider revenue from equipment rentals, supplies sales and support services to be recurring because they typically are derived from equipment rentals subject to multi-year contracts and from supplies sales and support services, which are a natural consequence of the use of our installed base of equipment. Although the initial term of our rental contracts are generally three years, they typically provide a continuing stream of revenue resulting from automatic renewal options or new rental contracts for replacement equipment. Historically, our recurring revenue has consistently been in the range of approximately 72% - 75% of total revenue. However, we cannot provide any assurance that our recurring revenue will continue at these rates. We believe this information is useful because it indicates our ability to generate a consistent revenue base.

Years ended December 31, 2004 and December 31, 2003

      Revenue. In 2004, total revenue of $609 million declined 2% from the prior year total revenue of $622 million, reflecting lower facsimile revenue and lower sales to Pitney Bowes of Canada, partially offset by higher copier/MFP revenue. Excluding the impact of revenue attributable to Pitney Bowes of Canada, which operates under a reseller agreement, total revenue increased slightly versus the prior year.

      Equipment and supplies sales revenue of $311 million decreased 2% in 2004 from $316 million in 2003, reflecting lower sales to Pitney Bowes of Canada and lower facsimile sales, partially offset by higher copier/MFP sales. Excluding the impact of sales to Pitney Bowes of Canada, total sales revenue increased 3% compared with the prior year. Copier/MFP sales increased 9% primarily due to growth in both low and high end digital and color multifunctional product segments, our geographic expansion as described in Note 15 of our "Notes to Consolidated Financial Statements" and increased supplies sales related to the growth in equipment sales. Facsimile equipment and supplies sales declined 13% compared with the prior year reflecting lower sales of supplies primarily due to the expected continuing industry-wide reduction in facsimile usage, partially offset by higher sales of facsimile equipment reflecting rental to sale conversions.

      Equipment rental revenue of $209 million declined 6% in 2004 from $222 million in 2003, reflecting the continued expected decline in facsimile rental revenues, partially offset by an increase in copier/MFP rental revenues resulting from our continuing copier/MFP marketing focus. Rental revenue derived from our copier/MFP product line increased 9% reflecting increased page volumes as well as growth in the overall installed rental population resulting from awards of new state rental contracts and equipment placements at our national accounts, which prefer a rental placement strategy similar to that of our historic facsimile product placement strategy. Rental revenue from our facsimile product line declined 18% versus the prior year reflecting the expected continuing decline in the installed base and lower pricing on new placements and renewals compared to expiring contracts.

      Support services revenue, primarily derived from stand-alone service contracts, increased 6% to $89 million in 2004 from $84 million in 2003, resulting primarily from higher copier/MFP page volumes as well as growth in the installed base of copier/MFP equipment and our geographic expansion of sales as described in Note 15 of our "Notes to Consolidated Financial Statements," partially offset by lower facsimile service revenue.

      Cost of sales. Cost of sales was $171 million in 2004 compared with $193 million in 2003 and as a percentage of sales revenue declined to 55.2% in 2004 from 61.0% in 2003. This decline was due to lower copier/MFP product cost, lower inventory obsolescence charges and a lower proportion of sales to Pitney Bowes of Canada, which are at substantially lower gross margins than direct sales, partially offset by the continuing shift in product mix toward copier/MFP products, which have a higher cost as a percentage of sales revenue than the facsimile product line.

      Cost of rentals. Cost of rentals was $59 million in 2004 compared with $72 million in 2003 and as a percentage of rental revenue declined to 28.2% in 2004 from 32.5% in 2003. This decline resulted from product cost improvements coupled with the impact of our disciplined focus on improving profit margins, partially offset by an increase in the continuing mix of copier/MFP product rentals, which have a higher cost as a percentage of rental revenue than facsimile machines.

      Selling, service and administrative expenses. Selling, service and administrative expenses of $331 million were 54.4% of total revenue in 2004 compared with $313 million or 50.3% of total revenue in 2003. Selling, service and administrative expenses increased 6% over the prior year primarily resulting from higher compensation and benefit expenses relating to higher copier/MFP revenue coupled with increased sales headcount, higher operating expenses associated with direct distribution expansion, higher administrative costs related to the implementation and stabilization of our ERP system and increased bad debt expense. This was partially offset by reduced advertising expenses, reduced 2004 bonus and certain employee benefit accruals, lower costs resulting from the absence of payments to Pitney Bowes for information technology charges and the absence of service charges from Pitney Bowes, which were included under the transition services agreement. The impact of the employee benefit accrual reduction was $2.6 million and the impact of the reduction in the 2004 bonus accrual was $2.7 million.

      Purchasing and receiving costs, inspection costs, warehousing costs and other distribution costs are included in selling, service and administrative costs because no meaningful allocation of these expenses to cost of sales or cost of rentals is practicable. These costs amounted to $19 million and $17 million for the years ended December 31, 2004 and 2003, respectively.

      Field sales and service operating expenses are included in selling, service and administrative expenses because no meaningful allocation of these expenses to cost of sales, cost of rentals or cost of support services is practicable.

      Interest expense. Interest expense decreased to $4 million in 2004 from $8 million in 2003. Interest expense in 2003 included a loss of $2.8 million reclassified from accumulated other comprehensive loss related to the revision of our cash flow estimates and subsequent disposition of our two interest rate swap agreements. Excluding the impact of this loss, interest expense decreased as a result of lower interest rates, partially offset by higher average debt levels. The weighted average interest rate was 3.0% for 2004 versus 5.8% for 2003. As of December 31, 2004 we had no interest rate swap agreements outstanding.

      Effective tax rate. Our effective tax rate was 42.6% in 2004 compared with 43.1% in 2003, which reflects the tax on a foreign dividend net of foreign tax credits. Our future effective tax rate will depend on our structure and tax strategies as well as any future jurisdictional rate changes and could vary from our historical effective tax rates.

Years ended December 31, 2003 and December 31, 2002

      Revenue. In 2003, total revenue of $622 million declined 1% from the prior year total revenue of $630 million, primarily reflecting lower rental revenue, partially offset by higher support services revenue.

      Equipment and supplies sales revenue of $316 million increased slightly in 2003 from $315 million in 2002. Excluding the impact of sales to Pitney Bowes of Canada, total sales revenue was essentially flat compared to prior year. Copier/MFP sales revenue increased 7% resulting from increased placements in our mid-market digital black and white and color copiers/MFPs as well as higher supplies sales. Facsimile sales revenue declined 14% due to lower equipment and supplies sales resulting from the anticipated lower industry-wide facsimile usage.

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

      Effective tax rate. Our effective tax rate was 43.1 % in 2003 compared with 39.9% in 2002 due to an increase in state and local income taxes, a change in the estimate of the deductibility for tax purposes of certain expenses, and the tax on a foreign dividend net of foreign tax credits. Our future effective tax rate will depend on our structure and tax strategies as well as any future jurisdictional rate changes and could vary from our historical effective tax rates.

Expansion of Sales and Service Capabilities

      During 2004, we acquired substantially all of the assets and business of two independent dealers of copier and multifunctional equipment and related support services and all of the capital stock of one independent dealer of copier and multifunctional equipment and related support services to expand our geographic sales and service capabilities. During 2003, we acquired substantially all of the assets and business of one independent dealer of copier and multifunctional equipment and related support services, to expand our geographic sales and service capabilities. These acquisitions, individually or in the aggregate, were not significant to our financial position or results of operations. These acquisitions were accounted for using the purchase method of accounting. The purchase price, including direct costs of the acquisitions, was allocated to acquired assets and assumed liabilities. The excess of the purchase price over the net tangible assets acquired was recorded as goodwill. The operating results of these acquisitions are included in our financial statements from the dates of the respective acquisitions.

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

      We have pledged substantially all of our assets plus 65% of the stock of our direct wholly-owned subsidiaries as security for our obligations under the Credit Agreement. Available borrowings and letter of credit issuance under the Revolving Credit Facility are determined by a borrowing base consisting of a percentage of our eligible accounts receivable, inventory, rental assets and accrued and advance billings, less outstanding borrowings under the Term Loan.

      The Credit Agreement contains financial covenants that require the maintenance of minimum earnings before interest, taxes, depreciation and amortization ("EBITDA") and a maximum leverage ratio (total debt to EBITDA), as well as other covenants, which, among other things, place limits on dividend payments and capital expenditures. The Credit Agreement allowed us to originally repurchase up to $20 million of our stock and to make acquisitions up to an aggregate consideration of $30 million. At December 31, 2004 and 2003, we were in compliance with all of the financial covenants.

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

      On March 19, 2002, the Credit Agreement was amended to increase the total amount of our stock permitted to be repurchased from $20.0 million to $30.0 million. On July 19, 2002, the Credit Agreement was amended to increase the total amount of our stock permitted to be repurchased from $30.0 million to $58.0 million and to reduce the Term Loan interest rates to LIBOR plus a margin of from 2.75% to 3.75%, depending on our leverage ratio, or to the Fleet Bank base lending rate plus a margin of from 1.75% to 2.75%, depending on our leverage ratio. On March 5, 2003, the Credit Agreement was amended to increase the total amount of stock permitted to be repurchased from $58.0 million to $78.0 million, to reduce the minimum EBITDA covenant to $100.0 million for the remainder of the term of the Credit Agreement and to revise the limitation on capital expenditures. On May 16, 2003, the Credit Agreement was amended (the "Fourth Amendment") to reduce the aggregate amount of the Revolving Credit Facility from $125.0 million to $95.0 million, to delete the requirement that we maintain interest rate protection with respect to at least 50% of the aggregate principal amount of the Term Loan, to reduce and fix the Term Loan interest rate to LIBOR plus a margin of 2.25%, from LIBOR plus a margin of from 2.75% to 3.75%, depending on our leverage ratio, or to the Fleet Bank base lending rate plus a margin of 1.25%, from the Fleet Bank base lending rate plus a margin of from 1.75% to 2.75%, depending on our leverage ratio, to reduce and fix the Revolving Credit Facility interest rate to LIBOR plus a margin of 1.25%, from LIBOR plus a margin of from 2.25% to 3.00%, depending on our leverage ratio, or to the Fleet Bank base lending rate plus a margin of 0.25%, from the Fleet Bank base lending rate plus a margin of from 1.25% to 2.00%, depending on our leverage ratio and to fix our commitment fee at 0.375% on the average daily unused portion of the Revolving Credit Facility from 0.375% to 0.500% on the average daily unused portion of the Revolving Credit Facility, depending on our leverage ratio. On May 7, 2004, the Credit Agreement was amended (the "Fifth Amendment") to increase the amount of our stock permitted to be repurchased from $78.0 million to $108.0 million, to increase the aggregate amount of consideration payable for acquisitions from $30.0 million to $60.0 million and to remove the requirement for annual borrowing base audits so long as $50.0 million or more of borrowings are available under the Credit Agreement and the fixed charge ratio, as defined in the Fifth Amendment, is 2.0 or higher. Effective June 1, 2004, the Credit Agreement was further amended (the "Sixth Amendment") to reduce and fix the Term Loan interest rate to LIBOR plus a margin of 1.25%, from LIBOR plus a margin of 2.25%, or to the Bank of America (formerly Fleet Bank) base lending rate plus a margin of 0.25%, from the Bank of America base lending rate plus a margin of 1.25%. On April 1, 2004, Bank of America Corporation acquired 100% of the outstanding common stock of FleetBoston Financial Corporation, the parent of Fleet Bank and our Credit Agreement was assigned to Bank of America.

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

      For the years ended December 31, 2004 and 2003, our average debt outstanding was $75.8 million and $69.2 million, respectively.

      At December 31, 2004, $71 million of borrowings were outstanding under the Credit Agreement, consisting of $18 million of borrowings under the Revolving Credit Facility and $53 million of borrowings under the Term Loan, and the borrowing base amounted to approximately $122 million. At December 31, 2004, the weighted average interest rate was 3.99% on borrowings under the Revolving Credit Facility and the interest rate was 3.81% on borrowings under the Term Loan. As of January 31, 2005, $83 million of borrowings were outstanding under the Credit Agreement, consisting of $31 million of borrowings under the Revolving Credit Facility and $52 million of borrowings under the Term Loan. Approximately $76 million of the Revolving Credit Facility was available for borrowing at December 31, 2004 and approximately $64 million of the Revolving Credit Facility was available for borrowing at January 31, 2005. The Term Loan is payable in 8 consecutive equal quarterly installments of

$0.1 million due March 31, 2005 through December 31, 2006, three consecutive equal quarterly installments of $12.9 million due March 31, 2007 through September 30, 2007 and a final payment of $12.9 million due at maturity.

      At December 31, 2004 and 2003, one irrevocable standby letter of credit in the amount of $1.4 million and $0.9 million, respectively was outstanding as security for our casualty insurance program. There were no letters of credit outstanding at December 31, 2002.

      The ratio of current assets to current liabilities was 2.9 to 1 at December 31, 2004 compared to 2.8 to 1 at December 31, 2003 due to an increase in accrued billings and inventories, partially offset by a decrease in cash. At December 31, 2004, our total debt as a percentage of total capitalization increased to 20.4% from 19.2% at December 31, 2003 due to an increase in our debt coupled with stock repurchases under our stock buy back program.

      In October 2003, we implemented Phase II of our ERP system, consisting of order management, order fulfillment, billing, cash collection, service management and sales compensation. During the initial stages of the implementation and throughout our subsequent stabilization efforts, we experienced certain processing inefficiencies affecting billings, which impacted accounts receivable levels. We have provided for collection losses on the increase in accounts receivable at rates higher than our historical experience. However, if collection losses related to accounts receivable are higher than the amounts provided, we would recognize an additional increase in our provision for bad debt.

      We began implementing Phase III of our ERP system during the fourth quarter of 2004, primarily comprised of certain automated tools to assist in invoice dispute resolution and collection activities. While we encountered performance issues in the implementation of these automated tools, these issues have been substantially remedied and these automated tools have begun to assist in our progress in collecting our accounts receivable. During 2005, we expect to complete the implementation of Phase III of our ERP implementation, which will further enhance our efficiencies with respect to our collection activities.

      We remain engaged in a period of stabilization, as is typical of a large ERP system implementation. During October 2004, we experienced certain unforeseen system performance issues, which resulted in delays in invoicing our customers. We identified the causes of these performance issues and implemented appropriate remedies, however, as a result of the delayed October invoicing, we experienced delays in customer cash receipts negatively impacting accounts receivable during the fourth quarter.

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

      Net cash provided by operating activities was $79 million, $83 million and $158 million for the years ended December 31, 2004, 2003 and 2002, respectively. Net income was $25 million, $20 million and $16 million in 2004, 2003 and 2002, respectively. Non-cash charges for depreciation and amortization and provisions for bad debt and inventory obsolescence in the aggregate provided cash of $81 million, $89 million and $102 million for 2004, 2003 and 2002, respectively. In 2004 and 2003, the provision to write down excess and obsolete inventory amounted to $2 million and $7 million, respectively. In 2002 the provision to write down excess and obsolete inventory amounted to $15 million to recognize the impact of the continuing market shift from analog to digital equipment on the market value of our inventory. Changes in the principal components of working capital required cash of $29 million in 2004 and $30 million in 2003, and provided cash of $38 million in 2002. Of the $29 million increase in our working capital requirements in 2004, $9 million resulted from an increase in net accounts receivable, primarily due to increased delinquencies, $8 million resulted from an increase in accrued billings and $2 million resulted from a decrease in advance billings. The change in accrued billings and advance billings was related to timing of invoicing to customers. Inventory levels increased $9 million resulting from our geographic expansion of sales and service capabilities (See Note 15 of our "Notes to Consolidated Financial Statements") as well as purchases in the fourth quarter in support of scheduled new product introductions. Of the $30 million increase in our working capital requirements in 2003, $29 million resulted from an increase in accounts receivable due to the planned temporary suspension of invoicing our customers during the conversion to a new invoicing system associated with the implementation of our ERP system and $11 million from a reduction in advance billings related to the rescheduling of our facsimile product line billings to coincide with our copier/MFP billings associated with our ERP implementation. This was partially offset by a decrease of $12 million in inventories related to reduced inventory levels. Of the $38 million of cash provided by working capital changes in 2002, approximately $17 million was due to improved collection results. In addition, $18 million resulted from the accrual in our accounts of costs that had been included in amounts due to Pitney Bowes prior to the Distribution and included $7 million in income taxes, $5 million in employee medical and benefit costs and $6 million of higher accrual levels for administrative costs associated with becoming an independent public company. In addition, $3 million of the increase in accounts payable and accrued liabilities in 2002 resulted from costs associated with the ERP project.

      We used $76 million, $55 million and $67 million in investing activities for the years ended December 31, 2004, 2003 and 2002, respectively. Investment in rental equipment assets totaled $46 million, $35 million and $48 million in 2004, 2003 and 2002, respectively. The increased level of rental asset expenditures in 2004 results primarily from awards of new state rental contracts, partially offset by lower facsimile placements. The lower level of rental equipment expenditures in 2003 results from product cost improvements and a reduction in new facsimile rental equipment placements resulting from expected continuing lower demand. Capital expenditures for property, plant and equipment were $17 million, $16 million and $19 million in 2004, 2003 and 2002, respectively, of which the investment in our ERP system accounted for $11 million, $9 million and $10 million, respectively. In 2004 and 2003, we acquired independent dealers to expand our sales and service capabilities as described above under "Expansion of Sales and Service Capabilities."

      Cash used in financing activities was $13 million, $36 million and $79 million for the years ended December 31, 2004, 2003 and 2002, respectively. Net repayments under the Term Loan were $0.5 million for 2004, while net borrowings under the Revolving Credit Facility were $8 million for 2004. Cash used in financing activities in 2003 reflects repayments under the Term Loan of $21 million and net borrowings under the Revolving Credit Facility of $10 million. Cash used in financing activities in 2002 reflects repayments of $17 million under the Revolving Credit Facility and $26 million under the Term Loan. Cash used in financing activities in 2004, 2003 and 2002 reflects the repurchase of
0.7 million shares of our stock at a cost of $24 million, 1.3 million shares of our stock at a cost of $28 million and 1.9 million shares at a cost of $37 million, respectively.

      The following table depicts our future payments under material contractual obligations as of December 31, 2004:

Dollars in millions
                                 Payments Due By Period
                    -----------------------------------------------
                             Less than    1 - 3    4 - 5   After 5
                    Total       1 year    years    years    years
                   ------   ----------   -------  -------  --------
Long-term debt      $  71        $   1    $  70    $  --   $   --

Operating leases       32           11       20        1       --

      Long-term debt payments are related to the Credit Agreement. Payments under operating leases relate to the lease and sub-lease of properties including sales and service offices under long-term lease agreements with initial terms extending from two to fifteen years as described in "Properties" located in Part I, Item 2 of this 2004 Annual Report on Form 10-K.

      We have no material commitments other than supply agreements with vendors that extend only to equipment, supplies and parts ordered under purchase orders; there are no long-term purchase requirements. We do not have any capital leases or off-balance sheet arrangements to finance our business.

      We will continue to make additional investments in facilities, rental equipment, computer equipment and systems and our distribution network as required to support our operations. We anticipate investments in rental equipment assets for new and replacement programs in amounts consistent with the recent past.

      We estimate that we will spend approximately $4.0 million during 2005 to continue to enhance our information systems infrastructure and complete the implementation of our ERP system.

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

      In each of these circumstances, payment by us is contingent on Pitney Bowes making a claim. As such, it is not possible to predict the maximum potential future payments under these agreements. As of December 31, 2004, we had not paid any material amounts to Pitney Bowes pursuant to the above indemnifications. However, we have paid amounts to defend and resolve claims and litigation related to our business that we assumed as part of the Spin-off. We believe that if we were to incur a loss in any of these matters, such loss would not have a material effect on our financial position, results of operations or cash flows.

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

      The proliferation of email, multifunctional products and other technologies in the workplace has led to a reduction in the use of traditional copiers and facsimile machines. We must be able to continue to obtain products with the appropriate technological advancements in order to remain successful. We cannot anticipate whether other technological advancements will substantially minimize the need for our products in the future. Many of our rental customers have contract provisions allowing for technology and product upgrades during the term of their contract. If we have priced these upgrades improperly, this may have an adverse effect on our profitability and future business.

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

      In order to be successful, we must retain and motivate executives and other key employees, including those in managerial, financial, technical, sales, marketing and IT support positions. The loss of key employees could have an adverse effect on our operations.

      Our ability to achieve and maintain a consistent trend of revenue growth and earnings is dependent upon new equipment placements, as well as sales of services and supplies occurring after the initial equipment placements of our copier/MFP products. The inability to place new equipment and capture the aftermarket supplies and service revenue would have an adverse affect on our results of operations and financial condition.

      We rely on outside suppliers to manufacture the products that we distribute, many of whom are located in the Far East. In addition, our primary suppliers sell products in competition with us, either directly or through dealer channels. Four manufacturers supply a significant portion of our new copier and multifunctional equipment. If these manufacturers discontinue their products or are unable to deliver us products in the future or if political changes, economic disruptions or natural disasters occur where their production facilities are located, we will be forced to identify an alternative supplier or suppliers for the affected products. In addition, although we have worked with our suppliers and freight forwarders to mitigate the potential impacts of an outbreak of infectious disease affecting our supply chain, should our manufacturers become affected by epidemics of infectious diseases, we could be forced to identify an alternative supplier or suppliers for the affected products. Although we are confident that we can identify alternate sources of supply, we may not be successful in doing so. Even if we are successful, the replacement products may be more expensive or may lack certain features of the discontinued products and we may experience some delay in obtaining the products. Other events that disrupt the shipment to or receipt of ocean freight at U.S. ports, such as labor unrest, war or terrorist activity could delay, prevent or add substantial cost to our receipt of such products. Any of these events would cause disruption to our customers and could have an adverse effect on our business.

      We have a geographic dispersion of business and assets located across North America comprised of our sales, service and distribution facilities. Changes in international, national or political conditions, including terrorist attacks could impact the sales, service and distribution of our products to our customers and could have an adverse effect on our business.

      Pitney Bowes has been and is expected to continue to be a significant customer. Revenues from Pitney Bowes, exclusive of equipment sales to PBCC for lease to the end user, accounted for approximately 6% of our total revenue in 2004 and 9% of our total revenue in both 2003 and 2002. However, no assurance can be given that Pitney Bowes will continue to purchase our products and services.

      In connection with the Distribution, Imagistics and Pitney Bowes entered into a non-exclusive intellectual property agreement that allowed us to operate under the "Pitney Bowes" brand name for a term of up to two years after the Distribution. In 2002, we began introducing new products under the "Imagistics" brand name and we initiated a major brand awareness advertising campaign to establish our new brand name. Beginning in December 2003, we discontinued the use of the Pitney

Bowes brand name and all new products have been introduced under the Imagistics brand name. Brand name recognition is an important part of our overall business strategy and we cannot assure you that customers will maintain the same level of interest in our products now that we can no longer use the Pitney Bowes brand name.

      Inflation

      Inflation, although moderate in recent years, continues to affect worldwide economies and the ways companies operate. Although the cost of copier, facsimile and multifunctional equipment has been declining for the last two years, inflation increases labor costs and operating expenses and may, in the future, raise costs associated with replacement of fixed assets such as rental equipment. Industry-wide pricing pressures have negatively impacted our profit margins, but we have generally been able to offset the impact of lower selling prices with reductions in our product costs.

      Foreign currency

      A portion of our international business is transacted in local currency. In 2004, approximately 12% and in 2003 and 2002, approximately 20% of our total product purchases, based on costs, were denominated in yen. Our margins were negatively impacted in 2004, 2003 and 2002 because the strong Japanese yen resulted in higher product costs on yen denominated purchases from our Japanese vendors. In 2004, 2003 and 2002, the value of the yen increased approximately 4%, 9% and 8% against the U.S. dollar, respectively. The majority of our remaining product purchases are denominated in U.S. dollars and are produced by Japanese suppliers in manufacturing facilities located in Asia, primarily China. Currently, the exchange rate of the Chinese renminbi and the U.S. dollar is fixed. If the Chinese government were to revalue the Chinese renminbi and the nominal value of the renminbi rises, the resultant impact on the exchange rate of the Chinese renminbi and the U.S. dollar could have a negative impact on our product cost. We do not currently utilize any form of derivative financial instruments to manage our exchange rate risk. We manage our foreign exchange risk by attempting to pass through to our customers any cost increases related to foreign currency exchange. However, no assurance can be given that we will be successful in passing cost increases through to our customers in the future.

      Risk factors relating to our ERP system implementation

      In October 2003, we implemented Phase II of our ERP system, consisting of order management, order fulfillment, billing, cash collection, service management and sales compensation. During the initial stages of the implementation and throughout our subsequent stabilization efforts, we experienced certain processing inefficiencies affecting billings, which impacted accounts receivable levels. We have provided for collection losses on the increase in accounts receivable at rates higher than our historical experience. However, if collection losses related to accounts receivable are higher than the amounts provided, we would recognize an additional increase in our provision for bad debt.

      We began implementing Phase III of our ERP system during the fourth quarter of 2004, primarily comprised of certain automated tools to assist in invoice dispute resolution and collection activities. While we encountered performance issues in the implementation of these automated tools, these issues have been substantially remedied and these automated tools have begun to assist in our progress in collecting our accounts receivable. During 2005, we expect to complete the implementation of Phase III of our ERP implementation, which will further enhance our efficiencies with respect to our collection activities.

      With respect to the calculation of sales compensation, we continue to work through certain of the processing inefficiencies resulting in data inaccuracies and potential inaccuracies in calculated sales compensation. Due to these issues, we have continued to apply alternate methodologies to calculate and pay sales compensation. We implemented a new sales compensation program and plan to begin paying based on the ERP calculation in the first quarter of 2005. We will continue to implement this program and anticipate that we will pay all sales compensation based on the ERP calculation in 2005.

      We remain engaged in a period of stabilization, as is typical of a large ERP system implementation. During October 2004, we experienced certain unforeseen system performance issues, which resulted in delays in invoicing our customers. We identified the causes of these performance issues and implemented appropriate remedies, however, as a result of the delayed October invoicing, we experienced delays in customer cash receipts negatively impacting accounts receivable during the fourth quarter.

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

Legal Matters

      In connection with the Distribution, we agreed to assume all liabilities associated with our business, and to indemnify Pitney Bowes for all claims relating to our business. In the course of normal business, we have been party to litigation relating to our business. These may involve litigation by or against Pitney Bowes or Imagistics relating to, among other things, contractual rights under vendor, insurance or other contracts, intellectual property or patent rights, equipment, service or payment disputes with customers and disputes with employees.

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

Recent Accounting Pronouncements

      In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123(R) "Share-Based Payment." SFAS No. 123(R) is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123(R) requires companies to measure and recognize compensation expense for all stock-based payments at fair value. SFAS No. 123(R) is effective for all interim or annual reporting periods that begin after June 15, 2005. Early adoption is encouraged and retroactive application of the provisions of SFAS No. 123(R) to the beginning of the fiscal year that includes the effective date is permitted, but not required. We are currently evaluating the impact of SFAS No. 123(R) on our financial position, results of operations and cash flows.

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

Foreign Currency Exchange Risk

      We do not currently utilize any form of derivative financial instruments to manage our exchange rate risk. We manage our foreign exchange risk by attempting to pass through to our customers any cost increases related to foreign currency exchange. In addition, we are exposed to foreign exchange rate fluctuations with respect to the Canadian Dollar and British Pound as the financial results of our Canadian and U.K. subsidiaries are translated into U.S. dollars for consolidation. The effect of foreign exchange rate fluctuation for the year ended December 31, 2004 was not material.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          Index to Financial Statements


                                                                                                                 Page
Report of Independent Registered Public Accounting Firm.......................................................    32
Consolidated Income Statements for the years ended December 31, 2004, 2003 and 2002...........................    34
Consolidated Balance Sheets as of December 31, 2004 and 2003..................................................    35
Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Income (Loss) for the
    years ended December 31, 2004, 2003 and 2002..............................................................    36
Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002....................    37
Notes to Consolidated Financial Statements....................................................................    38

             Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Imagistics International Inc.:

      We have completed an integrated audit of Imagistics International Inc.'s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

      In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Imagistics International Inc. and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjuction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

      Also, in our opinion, management's assessment, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

      A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;
(ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.


PricewaterhouseCoopers LLP
Stamford, Connecticut
March 4, 2005

                          IMAGISTICS INTERNATIONAL INC.

                         Consolidated Income Statements
                (Dollars in thousands, except per share amounts)

                                                              Year ended December 31,
                                                         2004           2003           2002
                                                     -----------    -----------    -----------
Revenue:
    Sales                                            $   310,530    $   316,002    $   314,899
    Rentals                                              209,501        222,183        232,228
    Support services                                      89,022         84,011         82,803
                                                     -----------    -----------    -----------
Total revenue                                            609,053        622,196        629,930
    Cost of sales                                        171,344        192,772        198,437
    Cost of rentals                                       59,102         72,254         84,114
    Selling, service and administrative expenses         331,460        312,759        311,924
                                                     -----------    -----------    -----------
Operating income                                          47,147         44,411         35,455
    Interest expense                                       3,693          8,437          8,106
                                                     -----------    -----------    -----------
Income before income taxes                                43,454         35,974         27,349
    Provision for income taxes                            18,511         15,515         10,906
                                                     -----------    -----------    -----------
Net income                                           $    24,943    $    20,459    $    16,443
                                                     ===========    ===========    ===========
Earnings per share:
    Basic                                            $      1.54    $      1.22    $      0.88
                                                     ===========    ===========    ===========
    Diluted                                          $      1.48    $      1.19    $      0.86
                                                     ===========    ===========    ===========
     Shares used in computing earnings per share:
    Basic                                             16,186,047     16,710,686     18,631,895
                                                     ===========    ===========    ===========
    Diluted                                           16,868,086     17,230,261     19,134,158
                                                     ===========    ===========    ===========

                 See Notes to Consolidated Financial Statements

                          IMAGISTICS INTERNATIONAL INC.

                           Consolidated Balance Sheets
                (Dollars in thousands, except per share amounts)

                                                                                         December 31,
                                                                                       2004          2003
                                                                                    ---------     ---------
Assets
Current assets:
    Cash                                                                            $  12,800     $  22,938
    Accounts receivable, net of allowances of $14,991 and $10,575 at
        December 31, 2004 and 2003, respectively                                      105,680       107,690
    Accrued billings                                                                   29,032        20,862
    Inventories                                                                        94,747        86,134
    Current deferred taxes on income                                                   24,827        24,191
    Other current assets and prepaid expenses                                           6,550         4,806
                                                                                    ---------     ---------
        Total current assets                                                          273,636       266,621
Property, plant and equipment, net                                                     60,326        53,204
Rental equipment, net                                                                  62,824        67,179
Goodwill                                                                               66,305        55,447
Other assets                                                                            4,445         4,281
                                                                                    ---------     ---------
        Total assets                                                                $ 467,536     $ 446,732
                                                                                    =========     =========
Liabilities and Stockholders' Equity
Current liabilities:
    Current portion of long-term debt                                               $     545     $     545
    Accounts payable and accrued liabilities                                           80,340        79,291
    Advance billings                                                                   14,808        16,323
                                                                                    ---------     ---------
        Total current liabilities                                                      95,693        96,159
Long-term debt                                                                         70,359        62,903
Deferred taxes on income                                                               21,442        17,919
Other liabilities                                                                       2,999         2,350
                                                                                    ---------     ---------
        Total liabilities                                                             190,493       179,331
Commitments and contingencies (see Note 10)
Stockholders' equity:
    Preferred stock ($1.00 par value; 10,000,000 shares authorized, none issued)           --            --
    Common stock ($0.01 par value; 150,000,000 shares authorized, 20,008,325
        and 19,871,061 issued at December 31, 2004 and 2003, respectively)                200           199
    Additional paid in capital                                                        299,601       295,176
    Retained earnings                                                                  59,924        34,981
    Treasury stock, at cost (3,703,065 and 3,096,878 shares at December 31, 2004
        and 2003, respectively)                                                       (85,620)      (62,783)
    Unearned compensation                                                                (634)       (1,934)
    Accumulated other comprehensive income                                              3,572         1,762
                                                                                    ---------     ---------
        Total stockholders' equity                                                    277,043       267,401
                                                                                    ---------     ---------
        Total liabilities and stockholders' equity                                  $ 467,536     $ 446,732
                                                                                    =========     =========

                 See Notes to Consolidated Financial Statements

                          IMAGISTICS INTERNATIONAL INC.

  Consolidated Statements of Changes in Stockholders' Equity and Comprehensive
                                 Income (Loss)
                             (Dollars in thousands)


                                                     Common stock          Additional       Retained           Treasury Stock
                                                ------------------------    paid in         earnings      ------------------------
                                                  Shares       Par value    capital         (deficit)        Shares      Cost
                                                  ------       ---------    -------         ---------        ------      ----
Balance at January 1, 2002                      19,463,007       $ 195      $289,517        $ (1,921)            --     $    --

Net income                                                                                    16,443
Translation adjustment
Unrealized loss on cash flow hedges
Issuance of restricted stock
  under stock plans                                347,000           3         4,823
Exercise of stock options                            3,510                        30
Purchase of treasury stock                                                                                1,936,760      (36,549)
Amortization of unearned compensation
                                               ----------------------------------------------------------------------------------
Balance at December 31, 2002                    19,813,517         198       294,370          14,522      1,936,760      (36,549)

Net income                                                                                    20,459
Translation adjustment
Reclassification of realized loss on
  cash flow hedges included in net income
Issuance of restricted stock
  under stock plans                                 12,700                       313
Exercise of stock options                           44,844           1           595
Issuance of stock under employee
  stock purchase plan                                                           (102)                      (109,782)       2,135
Purchase of treasury stock                                                                                1,269,900      (28,369)
Amortization of unearned compensation
                                               ----------------------------------------------------------------------------------
Balance at December 31, 2003                    19,871,061         199       295,176          34,981      3,096,878      (62,783)

Net income                                                                                    24,943
Translation adjustment
Issuance of restricted stock
  under stock plans                                 14,000                       522
Exercise of stock options                          123,264           1           170
Tax benefit from exercise of stock options                                     1,714
Issuance of stock under employee
  stock purchase plan                                                          2,019                        (45,513)       1,028
Purchase of treasury stock                                                                                  651,700      (23,865)
Amortization of unearned compensation
                                               ----------------------------------------------------------------------------------
Balance at December 31, 2004                    20,008,325       $ 200      $299,601        $ 59,924      3,703,065     $(85,620)
                                               ==================================================================================


                                                                                  Accumulated
                                                                                     other
                                             Unearned         Comprehensive       comprehensive
                                           compensation          income           income (loss)
                                           ------------          ------           -------------
Balance at January 1, 2002                   $      --          $ 12,930            $ (2,352)
                                                                ========
Net income                                                      $ 16,443
Translation adjustment                                             1,285               1,285
Unrealized loss on cash flow hedges                               (4,010)             (4,010)
Issuance of restricted stock
under stock plans                               (4,826)
Exercise of stock options
Purchase of treasury stock
Amortization of unearned compensation            1,609
                                             ------------------------------------------------
Balance at December 31, 2002                    (3,217)         $ 13,718              (5,077)
                                                                ========
Net income                                                      $ 20,459
Translation adjustment                                             3,130               3,130
Reclassification of realized loss on
cash flow hedges included in net income                            3,709               3,709
Issuance of restricted stock
under stock plans                                 (375)
Exercise of stock options
Issuance of stock under employee
stock purchase plan
Purchase of treasury stock
Amortization of unearned compensation            1,658
                                             ------------------------------------------------
Balance at December 31, 2003                    (1,934)         $ 27,298               1,762
                                                                ========
Net income                                                      $ 24,943
Translation adjustment                                             1,810               1,810
Issuance of restricted stock
under stock plans                                 (522)
Exercise of stock options
Tax benefit from exercise of stock options
Issuance of stock under employee
stock purchase plan
Purchase of treasury stock
Amortization of unearned compensation            1,822
                                             ------------------------------------------------
Balance at December 31, 2004                 $    (634)         $ 26,753             $ 3,572
                                             ================================================


                 See Notes to Consolidated Financial Statements

                          IMAGISTICS INTERNATIONAL INC.

                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)

                                                                            Year ended December 31,
                                                                        2004         2003          2002
                                                                      --------     --------     ---------
Cash flows from operating activities:
    Net income                                                        $ 24,943     $ 20,459     $  16,443
    Adjustments to reconcile net income to net cash
        provided by operating activities:
        Depreciation and amortization                                   65,780       74,513        81,593
        Provision for bad debt                                          12,438        6,656         4,886
        Provision for inventory obsolescence                             2,350        7,491        15,153
        Deferred taxes on income                                         2,887         (923)          467
        Change in assets and liabilities, net of acquisitions:
            Accounts receivable                                         (8,703)     (29,474)       16,886
            Accrued billings                                            (8,170)       1,596          (981)
            Inventories                                                 (8,799)      12,479         2,850
            Other current assets and prepaid expenses                   (1,684)         392        (1,198)
            Accounts payable and accrued liabilities                       175       (3,494)       22,819
            Advance billings                                            (2,006)     (11,132)       (2,133)
        Other, net                                                         187        4,479         1,666
                                                                      --------     --------     ---------
            Net cash provided by operating activities                   79,398       83,042       158,451
Cash flows from investing activities:
    Expenditures for rental equipment assets                           (46,365)     (34,854)      (48,062)
    Expenditures for property, plant and equipment                     (17,009)     (16,100)      (18,537)
    Acquisitions, net of cash acquired                                 (12,973)      (4,139)           --
                                                                      --------     --------     ---------
            Net cash used in investing activities                      (76,347)     (55,093)      (66,599)
Cash flows from financing activities:
    Exercises of stock options, including purchases
        under employee stock purchase plan                               3,220        2,732            30
    Purchases of treasury stock                                        (23,865)     (28,369)      (36,549)
    Net repayments under term loan                                        (544)     (20,699)      (25,852)
    Net borrowings (repayments) under revolving credit
        facility                                                         8,000       10,000       (17,000)
                                                                      --------     --------     ---------
            Net cash used in financing activities                      (13,189)     (36,336)      (79,371)
                                                                      --------     --------     ---------
(Decrease) increase in cash                                            (10,138)      (8,387)       12,481
Cash at beginning of period                                             22,938       31,325        18,844
                                                                      --------     --------     ---------
Cash at end of period                                                 $ 12,800     $ 22,938     $  31,325
                                                                      ========     ========     =========

                 See Notes to Consolidated Financial Statements

                          IMAGISTICS INTERNATIONAL INC.

                   Notes to Consolidated Financial Statements
              (Dollars in thousands, except as otherwise indicated)

1. Description of the Business

      Imagistics International Inc. (the "Company" or "Imagistics") is an independent direct sales, service and marketing organization offering document imaging and management solutions, including copiers, multifunctional products, often referred to as MFPs, and facsimile machines in the United States, Canada and the United Kingdom. The Company's primary customers include large corporate and government entities and mid-size and regional businesses. MFPs offer the multiple functionality of printing, copying, scanning and faxing in a single unit. In addition, the Company offers a range of document imaging options including digital, analog, color and/or networked products and systems.

      On December 11, 2000, the board of directors of Pitney Bowes Inc. ("Pitney Bowes") approved the spin-off of substantially all of the U.S. and U.K. operations of its office systems business to its common stockholders as an independent, publicly traded company. On December 3, 2001, Imagistics was spun-off from Pitney Bowes pursuant to a contribution by Pitney Bowes of substantially all of Pitney Bowes' United States and United Kingdom office systems businesses to the Company and a distribution of the common stock of the Company to common stockholders of Pitney Bowes based on a distribution ratio of 1 share of Imagistics common stock for every 12.5 shares of Pitney Bowes common stock held at the close of business on November 19, 2001 (the Distribution").

2. Summary of Significant Accounting Policies

Principles of consolidation

      The consolidated financial statements include the accounts of the United States, Canada and United Kingdom operations of the Company. All significant transactions between the United States, Canada and the United Kingdom operations have been eliminated.

Use of estimates

      The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates include usage of equipment for rental assets billed in arrears, sales returns, usage adjustments and other allowances for equipment sales, equipment rentals and service contract billings, the collectibility of accounts receivable, the use and recoverability of inventory, the useful lives of tangible assets, the realization of deferred taxes and an evaluation of the potential impairment, if any, of goodwill and other long-lived assets, among others. The markets for the Company's products are characterized by intense competition, rapid technological development and pricing pressures, all of which could affect the future realizability of the Company's assets. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary. Actual results could differ from those estimates.

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

                          IMAGISTICS INTERNATIONAL INC.

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

      Purchasing and receiving costs, inspection costs, warehousing costs and other distribution costs are included in selling, service and administrative costs because no meaningful allocation of these expenses to cost of sales or cost of rentals is practicable. These costs amounted to $19.1 million, $17.1 million and $16.3 million for the years ended December 31, 2004, 2003 and 2002, respectively.

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

Accounts Receivable

      Accounts receivable are stated at net realizable value by recording allowances for those accounts receivable amounts that the Company believes are uncollectible. The Company's estimate of losses is based on prior product returns and invoice adjustment experience as well as prior collection experience including evaluating the credit worthiness of each of its customers, analyzing historical bad debt write-offs and reviewing the aging of the receivables. The allowance for doubtful accounts includes amounts for specific accounts that the Company believes are uncollectible, as well as amounts that have been computed by applying certain percentages based on historic loss trends, to certain accounts receivable aging categories and estimated amounts relating to delinquencies associated with the changes in the Company's billing practices with the implementation of the Company's enterprise resource planning ("ERP") system.

                          IMAGISTICS INTERNATIONAL INC.

Inventory valuation

      Inventories are valued at the lower of cost or market. Cost is determined on the first-in, first-out method for inventory valuation. Provisions, when required, are made to reduce excess and obsolete inventories to the estimated net realizable values. Inventory provisions are calculated using management's best estimates of inventory value based on the age of the inventory, quantities on hand compared with historical and projected usage and current and anticipated demand.

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

Rental Equipment

      Rental equipment is comprised of equipment on rent to customers and is depreciated using the straight-line method over the estimated useful life of the equipment. Copier/MFP equipment is depreciated over three years and facsimile equipment placed in service on or after October 1, 2003 is depreciated over three years. Facsimile equipment placed in service before October 1, 2003 is depreciated over five years.

Capitalized computer software costs

      The Company capitalizes certain costs of internally developed software. Capitalized internal costs include purchased materials and services and payroll and payroll related costs. Costs for general administration, overhead, maintenance and training, as well as the cost of software that does not add functionality to the existing system, are expensed as incurred. The capitalized cost of internally developed software is amortized on a straight-line basis over appropriate periods, principally three to seven years. The unamortized balance of internally developed software is included in property, plant and equipment, net in the consolidated balance sheets.

Goodwill

      Effective January 1, 2002, the Company accounts for goodwill in accordance with Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets", which requires that goodwill and certain other intangible assets having indefinite lives no longer be amortized to earnings, but instead be tested for impairment annually as well as on an interim basis if events or changes in circumstances indicate that goodwill might be impaired. The Company performed its annual test for impairment as of October 1, 2004 using the discounted cash flow valuation method. There was no impairment to the value of the Company's recorded goodwill for the years ended December 31, 2004, 2003 or 2002.

Impairment of long-lived assets

      The carrying value of long-lived assets, including property and equipment, rental equipment, and capitalized computer software costs, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. If such a change in circumstances occurs, the related estimated future undiscounted cash flows expected to result from the use of the asset and its eventual disposition are compared to the carrying amount. If the sum of the expected cash flows is less than the carrying amount, the Company would record an impairment loss. The impairment loss would be measured as the amount by which the carrying amount exceeds the fair value of the asset. There was no impairment of long-lived assets recorded for the years ended December 31, 2004, 2003 and 2002.

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

                          IMAGISTICS INTERNATIONAL INC.

reduce net deferred tax assets to realizable value. A valuation allowance has not been established for the Company's deferred tax assets as the Company believes it is more likely than not, they will be realized.

Research and development

      The Company did not incur any significant research and development costs in 2004 and 2003. Historically, research and development activities, if any, were limited to identifying new technology to enhance the operating efficiency of the Company's products. Research and development costs, which are expensed as incurred, consist mainly of salaries and consulting expenditures relating to customized solutions for document imaging products. Research and development costs, which are included in selling, service and administrative expenses in the consolidated income statements, were approximately $0.4 million for the year ended December 31, 2002.

Foreign exchange

      Assets and liabilities of the Company's Canadian and United Kingdom operations are translated at rates in effect at the end of the period, and revenues and expenses are translated at average rates during the period. Cumulative translation gains and losses are included in accumulated other comprehensive income (loss) in stockholders' equity. Gains and losses resulting from foreign currency transactions (transactions denominated in a currency other than the entity's functional currency) are included in the consolidated income statements.

Financial instruments

      The Company recognizes all derivative financial instruments as assets and liabilities and measures them at fair value. All derivative financial instruments were designated and qualified as cash flow hedges and, accordingly, the effective portions of changes in fair value of the derivative financial instruments were recorded in other comprehensive income (loss) and were recognized in the income statements when the hedged item affected earnings.

      Historically, the Company used interest rate swap agreements to manage and reduce risk related to interest payments on its debt instruments. During the third quarter of 2003, the Company revised its cash flow estimates and disposed of its interest rate swap agreements and as a result, reclassified the cumulative change in the fair market value of the interest rate swap agreements from other comprehensive income (loss) into interest expense. The Company did not have any derivative financial instruments at December 31, 2004.

      The Company monitors the creditworthiness of its financial institutions, including depositories, on a periodic basis. The carrying amount of investments held at financial institutions approximates fair market value because of the short maturity of these instruments.

Comprehensive income (loss)

      Comprehensive income (loss) is recorded directly to a separate section of stockholders' equity and includes unrealized gains and losses excluded from the consolidated income statements. These unrealized gains and losses have consisted of foreign currency translation adjustments and unrealized gains and losses on cash flow hedges.

Stock-based employee compensation

     The Company accounts for its stock-based employee compensation plans under the recognition and measurement provisions of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees", and related interpretations. The Company recognizes stock-based compensation expense on its restricted stock on a straight-line basis over the vesting period. The Company does not recognize stock-based compensation expense on its stock options in its reported results as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. The Company will account for its stock-based compensation as required under SFAS No. 123(R), "Share-Based Payment," beginning in the third quarter of 2005, described below under "Recent Accounting Pronouncements."

                          IMAGISTICS INTERNATIONAL INC.

      The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," to stock-based employee compensation:

                                                     Year ended December 31,
                                                  2004        2003        2002
                                                -------     -------     -------
Net income, as reported                         $24,943     $20,459     $16,443
Add: Stock-based compensation expense
  included in net income, net of
  related tax effects                             1,046         943         967
Deduct: Total stock-based compensation
  expense, based on the fair value method,
  net of related tax effects                     (3,286)     (3,259)     (2,756)
                                                -------     -------     -------
Pro forma net income                            $22,703     $18,143     $14,654
                                                =======     =======     =======
Basic earnings per share:
    As reported                                 $  1.54     $  1.22     $  0.88
    Pro forma                                   $  1.40     $  1.09     $  0.79
Diluted earnings per share:
    As reported                                 $  1.48     $  1.19     $  0.86
    Pro forma                                   $  1.35     $  1.05     $  0.77

      The fair value of stock options granted to employees of the Company in 2004, 2003 and 2002 under the 2001 Stock Plan was estimated on the date of grant using the Black-Scholes option-pricing method. The assumptions used are as follows:

                                                        Year ended December 31,
                                                       2004      2003      2002
                                                       ----      ----      ----
Expected stock price volatility                         31%       35%       43%
Risk-free interest rate                                3.5%        4%        4%
Expected life (years)                                    5         5         5
Expected dividend yield                                  0%        0%        0%

Recent accounting pronouncements

      In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123(R) "Share-Based Payment." SFAS No. 123(R) is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes APB No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123(R) requires companies to measure and recognize compensation expense for all stock-based payments at fair value. SFAS No. 123(R) is effective for all interim or annual reporting periods that begin after June 15, 2005. Early adoption is encouraged and retroactive application of the provisions of SFAS No. 123(R) to the beginning of the fiscal year that includes the effective date is permitted, but not required. The Company is currently evaluating the impact of SFAS No. 123(R) on its financial position, results of operations and cash flows.

3. Goodwill and Goodwill Amortization

      The Company accounts for goodwill in accordance with SFAS No. 142 "Goodwill and Other Intangible Assets." In accordance with SFAS No. 142, the Company completed its annual reviews of goodwill for impairment as of October 1, 2004 and 2003, and, based on these reviews, has determined that its recorded goodwill was not impaired. Accordingly, for the years ended December 31, 2004, 2003 and 2002, there was no goodwill amortization or goodwill impairment.

                          IMAGISTICS INTERNATIONAL INC.

      The carrying value of goodwill increased $10.9 million and $2.8 million as of December 31, 2004 and December 31, 2003, respectively, as a result of the Company's acquisition of certain dealers (see Note 15). The carrying value of goodwill of $66.3 million and $55.4 million at December 31, 2004 and 2003, respectively, is attributable to the North America geographic segment.

4. Supplemental Information

Accounts receivable

      Accounts receivable consisted of the following at December 31, 2004 and 2003:

                                                            December 31,
                                                        2004             2003
                                                      --------         --------
Trade accounts receivable                             $120,671         $118,265
Allowance for doubtful accounts                         14,991           10,575
                                                      --------         --------
   Accounts recevable, net                            $105,680         $107,690
                                                      ========         ========

      Changes in the allowance for doubtful accounts during the years ended December 31, 2004, 2003 and 2002 were as follows:

                                                   Year ended December 31,
                                               2004         2003         2002
                                             --------     --------     --------
Balance at the beginning of the year         $ 10,575     $  5,792     $  6,188
Charges, costs and expenses                    12,438        6,656        4,886
Deductions                                     (8,022)      (1,873)      (5,282)
                                             --------     --------     --------
    Balance at the end of the year           $ 14,991     $ 10,575     $  5,792
                                             ========     ========     ========

Inventories

      Inventories consisted of the following at December 31, 2004 and 2003:

                                                             December 31,
                                                        2004             2003
                                                       -------          -------
Finished products                                      $52,960          $50,726
Supplies and service parts                              41,787           35,408
                                                       -------          -------
      Total inventories                                $94,747          $86,134
                                                       =======          =======

                          IMAGISTICS INTERNATIONAL INC.

Fixed assets and rental equipment assets

      Fixed assets consisted of the following at December 31, 2004 and 2003:

                                                             December 31,
                                                          2004           2003
                                                       ---------      ---------
Land                                                   $   1,356      $   1,356
Buildings and leasehold improvements                      12,282         10,976
Machinery and equipment                                   26,679         23,474
Computers and software                                    61,007         47,356
                                                       ---------      ---------
  Property, plant and equipment, gross                   101,324         83,162
Accumulated depreciation and amortization                (40,998)       (29,958)
                                                       ---------      ---------
  Property, plant and equipment, net                   $  60,326      $  53,204
                                                       =========      =========
Rental equipment, gross                                $ 304,005      $ 333,563
Accumulated depreciation                                (241,181)      (266,384)
                                                       ---------      ---------
  Rental equipment, net                                $  62,824      $  67,179
                                                       =========      =========

      Depreciation and amortization expense was $65.8 million, $74.5 million and $81.6 million for the years ended December 31, 2004, 2003 and 2002, respectively. Unamortized capitalized software costs totaled $33.5 million, $27.0 million and $19.6 million at December 31, 2004, 2003 and 2002, respectively. Amortization expense on account of capitalized software totaled $4.0 million and $1.6 million at December 31, 2004 and 2003, respectively.

Current liabilities

      Accounts payable and accrued liabilities consisted of the following at December 31, 2004 and 2003:

                                                              December 31,
                                                          2004           2003
                                                       ---------      ---------
Accounts payable                                       $  42,118      $  33,237
Accrued compensation and benefits                          8,756          8,321
Group medical insurance payable                            4,844          8,068
Income taxes payable                                       3,682          6,743
Other non-income taxes payable                             5,796          6,626
Other accrued liabilities                                 15,144         16,296
                                                       ---------      ---------
  Accounts payable and accrued liabilities             $  80,340      $  79,291
                                                       =========      =========

Cash flow information

      Cash paid for income taxes was $17.2 million, $15.6 million and $5.6 million for the years ended December 31, 2004, 2003 and 2002, respectively. Cash paid for interest was $2.8 million, $8.0 million and $7.8 million for the years ended December 31, 2004, 2003 and 2002, respectively.

                          IMAGISTICS INTERNATIONAL INC.

     The following table provides details of the Company's acquisitions for the years ended December 31, 2004 and 2003. There were no acquisitions for the year ended Decmeber 31, 2002.

                                                    December 31,
                                                  2004        2003
                                                --------    --------
Fair value of assets acquired,
  excluding Goodwill                            $  6,145    $  2,591
Goodwill                                          10,182       2,847
Liabilities assumed                                3,354       1,297
                                                --------    --------
Cash paid for acquisitions                        12,973       4,141
Less cash acquired                                    --           2
                                                --------    --------
  Cash used for acquisitions, net
    of cash acquired                            $ 12,973    $  4,139
                                                ========    ========

5. Business Segment Information

Geographic information

      The Company operates in two reportable segments based on geographic area:
North America and the United Kingdom. Revenues are attributed to geographic regions based on where the revenues are derived.

                                                     Year ended December 31,
                                                  2004        2003        2002
                                                --------    --------    --------
Revenues:
    North America                               $587,671    $602,167    $608,291
    United Kingdom                                21,382      20,029      21,639
                                                --------    --------    --------
       Total revenues                           $609,053    $622,196    $629,930
                                                ========    ========    ========

Income before income taxes:
    North America                               $ 39,787    $ 32,953    $ 24,524
    United Kingdom                                 3,667       3,021       2,825
                                                --------    --------    --------
       Total income before taxes                $ 43,454    $ 35,974    $ 27,349
                                                ========    ========    ========

      Revenues from Pitney Bowes consisted of the following for the years ended December 31, 2004, 2003 and 2002:

                                                     Year ended December 31,
                                                  2004        2003        2002
                                                --------    --------    --------
Revenues from Pitney Bowes:
    Pitney Bowes of Canada                      $ 15,515    $ 28,920    $ 27,843
    Other subsidiaries of Pitney Bowes            20,998      27,683      31,055
                                                --------    --------    --------
        Sub-total                                 36,513      56,603      58,898
    Pitney Bowes Credit Corporation               92,251      87,620      84,753
                                                --------    --------    --------
        Total                                   $128,764    $144,223    $143,651
                                                ========    ========    ========

      Revenues from external customers were approximately $480.3 million, $478.0 million and $486.3 million for the years ended December 31, 2004, 2003 and 2002, respectively. Revenues from Pitney Bowes, substantially all of which were generated in the North America segment, were approximately $128.8 million, $144.2 million and $143.6 million during the years ended 2004, 2003 and 2002, respectively. For the periods presented, Pitney Bowes Credit Corporation ("PBCC") was the Company's primary lease vendor and the Company expects PBCC to continue as the Company's primary lease vendor in the future. No other single customer or controlled group represents 10% or more of the Company's revenues. In connection with these revenues, the

                          IMAGISTICS INTERNATIONAL INC.

Company recorded $14.0 million and $24.3 million due from Pitney Bowes as accounts receivable in the consolidated balance sheets at December 31, 2004 and 2003, respectively.

      The following tables show identifiable long-lived assets and total assets for each reportable segment at December 31, 2004 and 2003:

                                                    December 31,
                                                  2004        2003
                                                --------    --------
Identifiable long-lived assets
     North America                              $190,926    $176,157
     United Kingdom                                2,974       3,954
                                                --------    --------
        Total identifiable long-lived assets    $193,900    $180,111
                                                ========    ========
Total assets
     North America                              $450,898    $417,704
     United Kingdom                               16,638      29,028
                                                --------    --------
          Total assets                          $467,536    $446,732
                                                ========    ========

      Identifiable long-lived assets in North America include goodwill of $66.3 million and $55.4 million for the years ended December 31, 2004 and 2003, respectively.

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

      Most of the Company's product purchases are from overseas vendors and a portion are transacted in local currency. In 2004 and 2003, approximately 12% and 20%, respectively, of the Company's total product purchases, based on costs, were from a limited number of Japanese suppliers and were denominated in yen. Although the Company currently sources products from a number of manufacturers throughout the world, a significant portion of new copier/MFP equipment is currently obtained from four suppliers whose manufacturing facilities are located in Asia, primarily China. If these suppliers were unable to deliver products for a significant period of time, the Company would be required to find replacement products from an alternative supplier or suppliers, which may not be available on a timely or cost effective basis. The Company's operating results could be adversely affected if a significant supplier is unable to deliver sufficient product.

                          IMAGISTICS INTERNATIONAL INC.

6. Provision for Income Taxes

      The following table presents the U.S. and foreign components of income before income taxes and the provision (benefit) for income taxes:

                                                Year ended December 31,
                                            2004          2003          2002
                                          --------      --------      --------
Income before income taxes:
   U.S                                    $ 39,787      $ 32,953      $ 24,524
   Outside the U.S.                          3,667         3,021         2,825
                                          --------      --------      --------
      Total income before income taxes    $ 43,454      $ 35,974      $ 27,349
                                          ========      ========      ========

Provision (benefit) for income taxes:
   U.S. federal
      Current                             $  9,894      $ 12,086      $  6,838
      Deferred                               3,430          (737)        1,206
                                          --------      --------      --------
         Total U.S. federal                 13,324        11,349         8,044

   U.S. state and local
      Current                                3,900         3,811         2,407
      Deferred                                 126          (532)         (399)
                                          --------      --------      --------
         Total U.S. state and local          4,026         3,279         2,008

   Outside the U.S.
      Current                                1,759           511         1,197
      Deferred                                (598)          376          (343)
                                          --------      --------      --------
         Total outside the U.S.              1,161           887           854

   Total current                            15,553        16,408        10,442
   Total deferred                            2,958          (893)          464
                                          --------      --------      --------
      Total provision for income taxes    $ 18,511      $ 15,515      $ 10,906
                                          ========      ========      ========

      A reconciliation of the U.S. federal statutory rate to the Company's effective tax rate is as follows:

                                                  Year ended December 31,
                                              2004          2003          2002
                                              ----          ----          ----
U.S. federal statutory rate                   35.0%         35.0%         35.0%
State and local income taxes                   6.0%          5.9%          4.8%
Foreign dividend                               1.7%          7.0%          0.0%
Foreign tax credit                            (1.4%)        (6.2%)         0.0%
Other, net                                     1.3%          1.4%          0.1%
                                              ----          ----          ----
   Effective income tax rate                  42.6%         43.1%         39.9%
                                              ====          ====          ====

                          IMAGISTICS INTERNATIONAL INC.

      The components of deferred tax assets and liabilities as of December 31, 2004 and 2003 are as follows:

                                                               December 31,
                                                           2004           2003
                                                          -------        -------
Deferred tax assets:
    Inventory                                             $16,022        $18,112
    State and local property taxes                          1,501          1,599
    Accounts receivable                                     6,713          3,903
    Employee benefits and compensation                      2,261          2,202
    Other                                                   1,133          1,376
                                                          -------        -------
        Deferred tax assets                                27,630         27,192
Deferred tax liabilities:
    Fixed assets                                           18,009         15,597
    Goodwill                                                5,124          4,120
    Other                                                   1,112          1,203
                                                          -------        -------
        Deferred tax liabilities                           24,245         20,920
                                                          -------        -------
Net deferred tax asset                                    $ 3,385        $ 6,272
                                                          =======        =======


      Deferred tax assets and liabilities are reflected on the Company's consolidated balance sheets as follows:

                                                                December 31,
                                                            2004           2003
                                                          -------        -------
Current deferred taxes on income                          $24,827        $24,191
Non-current deferred taxes on income                       21,442         17,919
                                                          -------        -------
   Net deferred taxes on income                           $ 3,385        $ 6,272
                                                          =======        =======

      At December 31, 2004 and 2003, cumulative undistributed earnings of the Company's foreign subsidiaries were $5.7 million and $3.9 million, respectively. No deferred provision for U.S. income taxes has been provided since the Company considers the undistributed earnings to be permanently reinvested for continued use in the Company's foreign subsidiaries operations.

7. Earnings Per Share Calculation

      Basic earnings per share was calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share was calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding plus all dilutive common stock equivalents outstanding during the period. The calculation of diluted earnings per share did not include shares underlying approximately 22,900, 87,775 and 26,424 options for the years ended December 31, 2004, 2003 and 2002, respectively, since they were antidilutive for the periods presented.

                          IMAGISTICS INTERNATIONAL INC.

      A reconciliation of the basic and diluted earnings per share computation is as follows:

                                               Year ended December 31,
                                           2004           2003           2002
                                       -----------    -----------    -----------
Net income available to common
  stockholders                         $    24,943    $    20,459    $    16,443
                                       ===========    ===========    ===========
Weighted average common shares for
  basic earnings per share              16,186,047     16,710,686     18,631,895
    Add: dilutive effect of
      restricted stock                     224,690        185,548        337,681
    Add: dilutive effect of stock
      options                              457,349        334,027        164,582
                                       -----------    -----------    -----------
Weighted average common shares
  and equivalents for diluted
  earnings per share                    16,868,086     17,230,261     19,134,158
                                       ===========    ===========    ===========

Basic earnings per share               $      1.54    $      1.22    $      0.88
Diluted earnings per share             $      1.48    $      1.19    $      0.86

8. Fair Value of Financial Instruments

      The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Cash, cash equivalents, accounts receivable and accounts payable

      The carrying amounts approximate fair value because of the short maturity of these instruments.

Long-term debt

      The carrying amounts approximate fair value because of the market-based floating interest rate of the instrument.

9. Long-Term Debt

      The Company's long-term debt consisted of the following at December 31, 2004 and 2003:

                                                                December 31,
                                                              2004         2003
                                                            -------      -------
Revolving Credit Facility                                   $18,000      $10,000
Term Loan                                                    52,904       53,448
                                                            -------      -------
     Total debt                                              70,904       63,448
Less: current maturities                                        545          545
                                                            -------      -------
     Total long-term debt                                   $70,359      $62,903
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

      The obligations under the Credit Agreement are secured by a blanket first perfected security interest in substantially all of the Company's assets plus the pledge of 65% of the stock of the Company's direct wholly-owned subsidiaries. Available borrowings and letter of credit issuance under the Revolving Credit Facility are determined by a borrowing base consisting of a percentage of the Company's eligible accounts receivable, inventory, rental equipment assets and accrued and advance billings, less outstanding borrowings under the Term Loan.

      The Credit Agreement contains financial covenants that require the maintenance of minimum earnings before interest, taxes, depreciation and amortization ("EBITDA") and a maximum leverage ratio, as well as other covenants, which, among other

                          IMAGISTICS INTERNATIONAL INC.

things, place limits on dividend payments and capital expenditures. The Credit Agreement allowed the Company to originally repurchase up to $20 million of the Company's stock and to make acquisitions up to an aggregate consideration of $30 million. At December 31, 2004 and 2003, the Company was in compliance with all financial covenants.

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

      On March 19, 2002, the Credit Agreement was amended to increase the total amount of the Company's stock permitted to be repurchased from $20.0 million to $30.0 million. On July 19, 2002, the Credit Agreement was amended to increase the total amount of the Company's stock permitted to be repurchased from $30.0 million to $58.0 million and to reduce the Term Loan interest rates to LIBOR plus a margin of from 2.75% to 3.75%, from LIBOR plus a margin of from 3.50% to 3.75%, depending on the Company's leverage ratio, or the Fleet Bank base lending rate plus a margin of from 1.75% to 2.75%, from the Fleet Bank base lending rate plus a margin of from 2.50% to 2.75%, depending on the Company's leverage ratio. On March 5, 2003, the Credit Agreement was amended to increase the total amount of the Company's stock permitted to be repurchased from $58.0 million to $78.0 million, to reduce the minimum earnings before interest, taxes, depreciation and amortization covenant to $100.0 million for the remainder of the term of the Credit Agreement and to revise the limitation on capital expenditures. On May 16, 2003, the Credit Agreement was amended (the "Fourth Amendment") to reduce the aggregate amount of the Revolving Credit Facility from $125.0 million to $95.0 million, to delete the requirement that the Company maintain interest rate protection with respect to at least 50% of the aggregate principal amount of the Term Loan, to reduce and fix the Term Loan interest rate to LIBOR plus a margin of 2.25%, from LIBOR plus a margin of from 2.75% to 3.75%, depending on the Company's leverage ratio, or to the Fleet Bank base lending rate plus a margin of 1.25%, from the Fleet Bank base lending rate plus a margin of from 1.75% to 2.75%, depending on the Company's leverage ratio, to reduce and fix the Revolving Credit Facility interest rate to LIBOR plus a margin of 1.25%, from LIBOR plus a margin of from 2.25% to 3.00%, depending on the Company's leverage ratio, or to the Fleet Bank base lending rate plus a margin of 0.25%, from the Fleet Bank base lending rate plus a margin of from 1.25% to 2.00%, depending on the Company's leverage ratio and to fix the commitment fee at 0.375% on the average daily unused portion of the Revolving Credit Facility from 0.375% to 0.500% on the average daily unused portion of the Revolving Credit Facility, depending on the Company's leverage ratio. On May 7, 2004, the Credit Agreement was amended (the "Fifth Amendment") to increase the amount of the Company's stock permitted to be repurchased from $78.0 million to $108.0 million, to increase the aggregate amount of consideration payable for acquisitions from $30.0 million to $60.0 million and to remove the requirement for annual borrowing base audits so long as $50.0 million or more of borrowings are available under the Credit Agreement and the fixed charge ratio, as defined in the Fifth Amendment, is 2.0 or higher. Effective June 1, 2004, the Credit Agreement was further amended (the "Sixth Amendment") to reduce and fix the Term Loan interest rate to LIBOR plus a margin of 1.25%, from LIBOR plus a margin of 2.25%, or to the Bank of America (formerly Fleet Bank) base lending rate plus a margin of 0.25%, from the Bank of America base lending rate plus a margin of 1.25%. On April 1, 2004, Bank of America Corporation acquired 100% of the outstanding common stock of FleetBoston Financial Corporation, the parent of Fleet Bank and the Company's Credit Agreement was assigned to Bank of America.

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

      For the years ended December 31, 2004 and 2003, the Company's average debt outstanding was $75.8 million and $69.2 million, respectively.

      At December 31, 2004, $71 million of borrowings were outstanding under the Credit Agreement, consisting of $18 million of borrowings under the Revolving Credit Facility and $53 million of borrowings under the Term Loan, and the borrowing base amounted to approximately $122 million. At December 31, 2004, the weighted average interest rate was 3.99% on borrowings under the Revolving Credit Facility and the interest rate was 3.81% on borrowings under the Term Loan. As of January 31, 2005, $83 million of borrowings were outstanding under the Credit Agreement, consisting of $31 million of borrowings under the Revolving Credit Facility and $52 million of borrowings under the Term Loan. Approximately $76 million of the Revolving Credit Facility was available for borrowing at December 31, 2004 and approximately $64 million of the Revolving Credit Facility was available for borrowing at January 31, 2005. The Term Loan is payable in 8 consecutive equal quarterly installments of $0.1 million due March 31, 2005 through December 31, 2006, three consecutive equal quarterly installments of $12.9 million due March 31, 2007 through September 30, 2007 and a final payment of $12.9 million due at maturity.

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

      It is not possible to predict the maximum potential future payments under these agreements. As of December 31, 2004, the Company has not paid any material amounts pursuant to the above indemnifications other than expenses incurred in connection with the defense and settlement of assumed claims asserted in connection with the operation of the Company in the ordinary course of business. The Company believes that if it were to incur a loss in any of these matters, such loss would not have a material effect on the Company's financial position, results of operations or cash flows.

                          IMAGISTICS INTERNATIONAL INC.

Legal matters

      In connection with the Distribution, the Company agreed to assume all liabilities associated with its business, and to indemnify Pitney Bowes for all claims relating to its business. In the course of normal business, the Company has been party to litigation relating to the Company's business. These may involve litigation or other claims by or against Pitney Bowes or the Company relating to, among other things, contractual rights under vendor, insurance or other contracts, trademark, patent and other intellectual property rights, equipment, service or payment disputes with customers and disputes with employees.

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

      Future minimum lease payments under non-cancelable operating leases at December 31, 2004 are as follows:

Years ending December 31,
2005                                                         $10,565
2006                                                           8,765
2007                                                           7,135
2008                                                           4,443
2009                                                           1,385
Thereafter                                                       127
                                                             -------
Total minimum lease payments                                 $32,420
                                                             =======

      Rental expense was $13.0 million, $11.1 million and $10.1 million in 2004, 2003 and 2002, respectively.

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

     Stock Options. Under the 2001 Stock Plan, certain officers and employees of the Company are granted options at prices equal to the fair market value of the Company's common stock on the date of the grant. Options generally become exercisable over a three-year period and expire in seven to ten years. The plan authorizes a maximum of 3,162,368 options to purchase shares

                          IMAGISTICS INTERNATIONAL INC.

of common stock, of which a maximum of 750,000 shares may be issued as restricted stock. Options to purchase a total of 1,471,130 shares of common stock were outstanding at December 31, 2004. Pursuant to SFAS No. 123, companies can, but are not required to, elect to recognize compensation expense for all stock-based awards using a fair value methodology. The Company has adopted the disclosure-only provisions, as permitted by SFAS No. 123. The Company applies APB No. 25 and related interpretations in accounting for its stock-based plans. The Company will account for its stock-based compensation as required under SFAS No. 123(R), "Share-Based Payment," described in Note 2, "Recent Accounting Pronouncements."

      The following table summarizes information about stock option transactions:

                                                           Year ended December 31,
                                             2004                   2003                  2002
                                      --------------------  ----------------------  --------------------
                                                  Weighted               Weighted              Weighted
                                                  average                average                average
                                                  exercise               exercise              exercise
                                       Shares      price      Shares      price      Shares      price
                                      ---------  ---------  ----------  ----------  ---------  ---------
Options outstanding at the
  beginning of the year               1,500,117    $15.21    1,211,368    $13.63      161,166    $10.83
Granted                                 135,525    $34.21      378,700    $20.14    1,086,400    $14.03
Exercised                               123,264    $15.30       44,847    $13.31        3,510    $ 8.60
Forfeited                                38,628    $20.10       41,307    $16.70       30,230    $13.99
Expired                                   2,620    $14.35        3,797    $13.91        2,458    $13.94
                                      ---------              ---------              ---------
Options outstanding at the
  end of the year                     1,471,130    $16.81    1,500,117    $15.21    1,211,368    $13.63
                                      =========              =========              =========
Exercisable at the end of the year      781,105    $14.25      429,741    $13.35       99,505    $11.87
                                      =========              =========              =========
Weighted average fair value
  of options granted                               $11.52                 $ 7.52                 $ 6.03

      The following table summarizes information regarding the Company's stock options outstanding and exercisable as of December 31, 2004:

                                  Options outstanding             Options exercisable
                     ---------------------------------------   ------------------------
                                    Weighted       Weighted                  Weighted
                                    average        average                    average
                                   remaining       exercise                  exercise
    Exercise Price    Shares    contractual life    price         Shares       price
-------------------  --------   ----------------   --------    ----------    ----------
   $ 4.61 - $13.84     98,186         4.4           $ 9.74         87,941      $ 9.85
   $13.85 - $18.45    918,831         7.0           $13.92        587,166      $13.93
   $18.46 - $23.06    312,595         7.9           $19.63        102,940      $19.50
   $27.68 - $32.29     29,018         9.3           $31.98            850      $29.17
   $32.30 - $36.90     89,600         6.7           $33.37            500      $35.06
   $36.91 - $46.13     22,900         9.0           $40.58          1,708      $37.43

      Restricted Stock. During 2004, one newly appointed executive officer of the Company was granted a total of 2,000 shares of restricted stock at no cost to the employee. The per share weighted average fair value of the shares granted was $37.30. During 2003, one newly appointed executive officer of the Company was granted a total of 4,700 shares of restricted stock at no cost to the employee. The per share weighted average fair value of the shares granted was $18.86. During 2002, certain executive officers of the Company were granted a total of 323,000 shares of restricted stock at no cost to the employees. The per share weighted average fair value of the shares granted was $13.85. The restricted stock awards vest three years after grant. Under this plan, stock will vest only if the executive is still employed by the Company at the end of the restricted period and, if applicable, the executive has attained or partially attained the performance objectives as determined by the Executive Compensation and

                          IMAGISTICS INTERNATIONAL INC.

Development Committee of the Board of Directors. None of the restricted stock grants have performance criteria. The compensation expense for these awards is recognized over the vesting period. The compensation expense relating to restricted stock awards totaled $1.5 million for each of the years ended December 31, 2004, 2003 and 2002. The shares carry full voting and dividend rights but may not be assigned or transferred. Of the total 3,162,368 shares of common stock authorized under the 2001 Stock Plan, the Plan has authorized a maximum of 750,000 shares of common stock for issuance to employees as restricted stock.

      The following table summarizes information about employee restricted stock transactions:

                                                          Year ended December 31,
                                          2004                     2003                    2002
                                   ---------------------  -----------------------  ------------------------
                                               Weighted                 Weighted                 Weighted
                                               average                  average                   average
                                   Shares     fair value    Shares    fair value     Shares     fair value
                                   -------   -----------  ---------- ------------  ---------- -------------
Shares restricted at the
  beginning of the year            327,700      $13.92      323,000      $13.85           --      $   --
Granted                              2,000      $37.30        4,700      $18.86      323,000      $13.85
                                   -------                  -------                  -------
Shares restricted at the
  end of the year                  329,700      $14.06      327,700      $13.92      323,000      $13.85
                                   =======                  =======                  =======
Vested at the end of the year           --      $   --           --      $   --           --      $   --
                                   =======                  =======                  =======

Non Employee Director Stock Plan

      Under this plan, on the date of initial election to the Company's Board of Directors, each director who is not an employee of the Company was granted 2,000 shares of restricted stock at no cost to the director and on the date of each Annual Meeting of Stockholders thereafter, each director who is not an employee of the Company has been and will be granted 2,000 shares of restricted stock at no cost to the director. In 2004, the Plan was amended to eliminate the grant to non-employee directors upon initial election to the Board of Directors. The restricted shares vest in equal installments over a three-year period beginning on the first anniversary of the grant date, subject to the director's continued service. The compensation expense for these awards is recognized over the vesting period. The shares carry full voting and dividend rights but may not be assigned or transferred until vested. The Company has authorized a maximum of 100,000 shares of common stock for issuance under this plan. The Company recorded minimal compensation expense in 2004, 2003 and 2002, related to these shares.

      The following table summarizes information about non-employee director restricted stock transactions:

                                                          Year ended December 31,
                                          2004                     2003                    2002
                                   ---------------------  -----------------------  ------------------------
                                               Weighted                 Weighted                 Weighted
                                               average                  average                   average
                                   Shares     fair value    Shares    fair value     Shares     fair value
                                   -------   -----------  ---------- ------------  ---------- -------------
Shares outstanding at the
  beginning of the year             32,000      $18.12       24,000      $14.64       10,000      $11.75
Granted                             12,000      $37.30       12,000      $23.88       14,000      $16.73
Cancelled                               --      $   --        4,000      $14.46           --      $   --
                                    ------                   ------                   ------
Shares outstanding at the
  end of the year                   44,000      $23.35       32,000      $18.12       24,000      $14.64
                                    ======                   ======                   ======
Vested at the end of the year       20,000      $16.12        9,334      $13.84        3,335      $17.18
                                    ======                   ======                   ======

                          IMAGISTICS INTERNATIONAL INC.

Employee Stock Purchase Plan

      In May 2002, the Company's Board of Directors adopted the Employee Stock Purchase Plan. Under this plan, a total of 1,000,000 shares of the Company's common stock have been reserved for issuance. The plan, which is intended to qualify as an employee stock purchase plan within the meaning of Section 423 of the Internal Revenue Code, provides for consecutive six-month offering periods and enables substantially all eligible United States employees to purchase shares of Imagistics common stock at a discounted offering price. Offering periods begin each July 1 and January 1. For offering periods prior to January 1, 2005, the purchase price was equal to 85% of the lesser of the average high and low price of Imagistics common stock on the New York Stock Exchange on the first or last business day of the offering period. Effective November 5, 2004, the Plan was amended to eliminate the look back provision and for periods beginning after January 1, 2005, the purchase price is equal to 85% of the average high and low price of Imagistics common stock on the New York Stock Exchange on the last business day of the offering period. Participation in the plan is voluntary. Employees are eligible to participate in the plan if they are employed by the Company, or a United States subsidiary of the Company, for at least 20 hours per week. The plan permits eligible employees to purchase common stock through payroll deductions, which may not exceed 10% of an employee's compensation, subject to certain limitations. Employees may modify or end their participation at any time during the offering period, subject to certain limitations. Participation ends automatically on termination of employment with the Company.

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

Stock Buy-Back Program

      In March 2002, the Board of Directors authorized a $30.0 million stock buy-back program. In October 2002, the Board of Directors authorized an additional $28.0 million for the stock buy-back program, and in July 2003, the Board of Directors

                          IMAGISTICS INTERNATIONAL INC.

authorized the repurchase of an additional $20.0 million of the Company's stock. In May 2004, the Board of Directors authorized the repurchase of an additional $30.0 million of our stock, raising the total authorization to $108.0 million.

      The following table summarizes information regarding the Company's stock buy-back program:

                                                Shares          Average         Total
                                               purchased     cost per share      cost
                                             -------------  ----------------   --------
Balance at December 31, 2002                   1,936,760        $ 18.87        $36,549
Purchases under stock buy-back program:
  Three months ended:
        March 31, 2003                           642,000        $ 19.62         12,597
        June 30, 2003                            368,000        $ 21.54          7,928
        September 30, 2003                       195,900        $ 28.90          5,661
        December 31, 2003                         64,000        $ 34.10          2,183
                                               ---------                       -------
Balance at December 31, 2003                   3,206,660        $ 20.24         64,918
  Three months ended:
        March 31, 2004                           148,900        $ 42.11          6,270
        June 30, 2004                            150,000        $ 40.05          6,007
        September 30, 2004                       255,100        $ 32.14          8,198
        December 31, 2004                         97,700        $ 34.70          3,390
                                               ---------                       -------
Balance at December 31, 2004                   3,858,360        $ 23.01        $88,783
                                               =========                       =======

13. Employee Benefit Plans

Imagistics 401(k) Plan

      Substantially all of the Company's employees are eligible to participate in the Imagistics 401(k) plan that was established in 2001. Under the plan, the Company matches 100% of contributions to the plan of between 1% and 4% of a participant's compensation, and 50% of contributions to the plan from 5% to 6% of a participant's compensation, up to certain limitations required by government laws or regulations. Contributions to the plan on behalf of employees of the Company were $7.9 million, $5.7 million and $4.3 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Imagistics Supplemental Savings Plan

      In December 2003, the Company's Board of Directors adopted the Supplemental Savings Plan. Beginning in 2004, eligible employees contributed tax-deferred amounts of their compensation, up to certain limitations required by government laws or regulations. Eligibility under the plan is determined at the discretion of the Employee Benefits Committee. The Plan, which is considered a non-qualified deferred compensation plan, is designed to provide a select group of management and other highly compensated employees with a tax-advantaged opportunity to save for retirement and it is not subject to the regulations and protections of the Employee Retirement Income Security Act of 1974 (ERISA). The Plan is an unfunded plan and all benefits paid from the plan are paid from the Company's general assets. The Company reserves the right to amend, suspend, or terminate the plan at its discretion at any time for any reason. Contributions to the plan were minimal for the year ended December 31, 2004.

14. Distribution Agreements

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

                          IMAGISTICS INTERNATIONAL INC.

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

      The Company paid Pitney Bowes $5.1 million for the year ended December 31, 2004 in connection with the field service of equipment agreement and $16.1 million for the year ended December 31, 2003 in connection with the transition services agreement including field service of equipment and other administrative expenses. The Company paid Pitney Bowes $20.4 million for the year ended December 31, 2002 in connection with these agreements and certain shared corporate and administrative services.

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

15. Acquisitions

      During the year ended December 31, 2004, the Company completed its acquisition of substantially all of the assets and business of two independent dealers of copier and multifunctional equipment and related support services (one in the United States and one in Canada), to continue to expand the Company's geographic sales and service capabilities. The aggregate purchase price was $11.8 million, consisting of $9.8 million cash paid at closing, $0.6 million due 120 days from closing, $0.3 million payable 24 months after closing and four equal annual installments of $0.3 million payable June 15, 2005 through June 15, 2008. Of the aggregate purchase price, $2.9 million was allocated to the assets acquired and liabilities assumed at the date of acquisition and $8.9 million was allocated to intangible and other assets, of which $7.3 million was allocated to goodwill. During the year ended, 2004, the Company also acquired all of the capital stock of an independent dealer of copier and multifunctional equipment and related support services in Canada, to continue to expand the Company's geographic sales and service capabilities. The aggregate purchase price was $2.4 million, of which $0.4 million was allocated to the net liabilities assumed at the date of acquisition and $2.8 million was allocated to goodwill.

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

                          IMAGISTICS INTERNATIONAL INC.

16. Quarterly Financial Data (unaudited)

      Summarized quarterly financial data for 2004 and 2003 follows:

                                                                     Three months ended
2004                                    March 31               June 30              September 30         December 31 (1)
                                     ---------------        ---------------        ---------------        ---------------
Total revenue                        $       158,322        $       151,527        $       153,055        $       146,149
Operating income                     $        11,019        $        11,481        $        12,007        $        12,640
Income before income taxes           $        10,084        $        10,605        $        11,127        $        11,638
Net income                           $         5,747        $         6,108        $         6,407        $         6,681
Basic earnings per share             $          0.35        $          0.38        $          0.40        $          0.42
Diluted earnings per share           $          0.34        $          0.36        $          0.38        $          0.40
Common stock price high - low        $45.50 - $37.40        $46.85 - $34.80        $35.70 - $30.10        $36.85 - $32.32


                                                                      Three months ended
2003                                     March 31               June 30              September 30           December 31
                                     ---------------        ---------------        ---------------        ---------------
Total revenue                        $       150,922        $       155,916        $       159,549        $       155,809
Operating income                     $         9,642        $        10,415        $        13,252        $        11,102
Income before income taxes           $         8,013        $         8,823        $         8,963        $        10,175
Net income                           $         4,766        $         5,026        $         5,130        $         5,537
Basic earnings per share             $          0.28        $          0.30        $          0.31        $          0.34
Diluted earnings per share           $          0.27        $          0.29        $          0.30        $          0.33
Common stock price high - low        $21.68 - $17.55        $26.30 - $18.50        $30.85 - $25.65        $39.20 - $29.00

      (1) Results of operations for this period include an employee benefit accrual reduction of $2.6 million and a reduction in the 2004 bonus accrual of $2.2 million.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

      As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as described in Exchange Act Rule 13a-15. Based on our evaluation, the Chief Executive Officer, Chief Operating Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring items are authorized, recorded, processed, summarized and reported and alerting them to material information required to be included in our periodic SEC filings relating to the Company, including its consolidated subsidiaries, in a timely manner.

      We implemented an ERP system in the fourth quarter of 2003 and as a result, we are in a period of stabilization and clean up. During this period, we are refining our procedures surrounding order management and fulfillment, billing, cash application, service management and sales compensation, and the controls surrounding processing in these areas have been adjusted accordingly. For additional details, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Risk Factors that Could Cause Results to Vary."

Changes in Internal Control

      During our evaluation of the effectiveness of the design and operation of internal control over financial reporting, management identified certain significant deficiencies, as defined in Public Company Accounting Oversight Board ("PCAOB") Auditing Standard No. 2, "An Audit of Internal Control Over Financial Reporting Performed in Conjunction With an Audit of Financial Statements." Two significant deficiencies related to the maintenance of documentation and the validation of the accuracy of certain components of our sales compensation program, two significant deficiencies related to the timing of certain billing and invoice adjustment activities and one significant deficiency related to an immaterial unreconciled difference in accounts receivable arising during the transition to our ERP system. These significant deficiencies do not, in the aggregate, amount to a material weakness, as defined in PCAOB Auditing Standard No. 2. Management has informed the Audit Committee and its independent registered public accounting firm, PricewaterhouseCoopers LLP, of these significant deficiencies and intends to implement the procedures necessary to remediate these significant deficiencies in 2005.

      During the fourth quarter of 2004, we did not implement any changes to our monitoring controls and we believe the changes to our processing controls have not materially affected, nor are reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Control Over Financial Reporting

      The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Internal control over financial reporting is a process designed by our management, including our Chief Executive Officer, Chief Operational Officer and Chief Financial Officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

            (i) Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

           (ii) Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

          (iii) Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness of internal control over financial reporting to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

      The Company's management assessed the effectiveness of its internal control over financial reporting as of December 31, 2004. In making this assessment, the management of the Company used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

      Based on our assessment, using the COSO criteria, management has determined that, as of December 31, 2004, the Company's internal control over financial reporting is effective. The Company's independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited our assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2004 as stated in their report, which is included in Item 8. "Financial Statements and Supplementary Data."

ITEM 9B. OTHER INFORMATION

      None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      (a) Information concerning the directors of Imagistics is set forth under the headings "Election of Directors", "Nominees for Election to Terms Expiring at the 2008 Annual Meeting", "Incumbent Directors Whose Terms Expire at the 2007 Annual Meeting", "Incumbent Directors Whose Terms Expire at the 2006 Annual Meeting", "Board Information and Committees" and "Directors Compensation" in the Imagistics Proxy Statement for the 2005 Annual Meeting of Stockholders and is incorporated herein by reference.

      (b) Information concerning executive officers of Imagistics is set forth under the caption "EXECUTIVE OFFICERS OF THE REGISTRANT" in Part I,
            Item 4 of this report.

      (c) Information concerning compliance with beneficial ownership reporting requirements is set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Imagistics Proxy Statement for the 2005 Annual Meeting of Stockholders and is incorporated herein by reference.

      (d) The Company's Board of Directors has determined that there is at least one audit committee financial expert serving on the Company's Audit Committee. Information concerning the audit committee financial expert is set forth under the heading "Board Information and Committees - The Audit Committee" in the Imagistics Proxy Statement for the 2005 Annual Meeting of Stockholders and is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION

      Information concerning executive compensation is set forth under the headings "Executive Officer Compensation", "Executive Contracts and Severance and Change of Control Arrangements" and "Report on Executive Compensation" in the Imagistics Proxy Statement for the 2005 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      Information concerning shares of Imagistics equity securities beneficially owned by certain beneficial owners and by management is set forth under the heading "Security Ownership" in the Imagistics Proxy Statement for the 2005 Annual Meeting of Stockholders and is incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plans

      The following table provides information regarding our equity compensation plans as of December 31, 2004:

                                          Number of securities                             Number of securities
                                           to be issued upon       Weighted-average    remaining available for future
                                             exercise of           exercise price of       issuance under equity
             Plan Category               outstanding options      outstanding options       compensation plans
--------------------------------------   -------------------      -------------------  ------------------------------
Equity compensation plans
approved by security holders:
  2001 Stock Plan (1)                         1,800,830                $   13.73                  1,361,538
  Non-Employee Director Stock Plan (2)           24,000                $      --                     56,000

Equity compensation plans
  not approved by security holders                   --                $      --                         --
                                              ---------                                           ---------
Total (3)                                     1,824,830                $   13.55                  1,417,538
                                              =========                                           =========

      (1) The number of securities to be issued upon exercise of outstanding options for the 2001 Stock Plan includes 329,700 shares of restricted stock. The calculation of the weighted-average exercise price of outstanding options for the 2001 Stock Plan includes 329,700 shares of restricted stock for which the exercise price is zero. The number of securities remaining available for future issuance under equity compensation plans includes 420,300 shares that may be issued as restricted stock.

      (2) The Non-Employee Director Stock Plan is comprised solely of restricted stock for which the exercise price is zero.

      (3) Included in the total number of securities to be issued upon exercise of outstanding options are 353,700 shares of restricted stock. The calculation of the total weighted-average exercise price of outstanding options includes 353,700 shares of restricted stock for which the exercise price is zero. The number of securities remaining available for future issuance under equity compensation plans includes 420,300 shares that may be issued as restricted stock and 56,000 shares available for issuance solely as restricted stock.

      For further details relating to our equity compensation plans, see Note 12, "Stock Plans" of our "Notes to Consolidated Financial Statements" included in Item 8 herein.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

      Information concerning Principal Accountant Fees and Services is set forth under the headings "Proposal 2: Approval of Appointment of Imagistics' Independent Accountants" and "Audit Committee Pre-Approval Policy" in the Imagistics Proxy Statement for the 2005 Annual Meeting of Stockholders and is incorporated herein by reference.

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

      (a) The following financial statements are filed as part of this Annual Report on Form 10-K under "Item 8. Financial Statements and Supplementary Data" in Part II of this report:

            1.    Financial Statements

                        Report of Independent Registered Public Accounting Firm

                        Consolidated Income Statements for the years ended December 31, 2004, 2003 and 2002

                        Consolidated Balance Sheets as of December 31, 2004 and 2003

                        Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Income (Loss) for the years ended December 31, 2004, 2003 and 2002

                        Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002

                        Notes to Consolidated Financial Statements

            2. Financial Statement Report and Schedule filed as part of this report pursuant to Item 8 of this report

                        Schedule II   Valuation and Qualifying Accounts

                        Financial statement schedules not included with this report have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or the notes thereto.

            3.    Exhibits

                        Those exhibits required to be filed by Item 601 of Regulation S-K are listed in the Exhibit Index included in this report below.

      (b)   Exhibits.

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

10.35 Amendment No. 5 to Credit Agreement between Imagistics International Inc. and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Syndication Agent, Fleet Capital Corporation, as Administrative Agent, and the Lenders identified therein (11)

10.36 Amendment No. 6 to Credit Agreement between Imagistics International Inc. and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Syndication Agent, Fleet Capital Corporation, as Administrative Agent, and the Lenders identified therein (12)

10.37 Second Amendment to the Imagistics International Inc. Employee Stock Purchase Plan (13)

10.38 Employment Agreement dated as of January 8, 2005 between Imagistics International Inc. and Marc C. Breslawsky (14)

10.39 Employment Agreement dated as of January 8, 2005 between Imagistics International Inc. and Joseph D. Skrzypczak (14)

10.40 Employment Agreement dated as of January 8, 2005 between Imagistics International Inc. and Christine B. Allen (14)

10.41 Employment Agreement dated as of January 8, 2005 between Imagistics International Inc. and John C. Chillock (14)

10.42 Employment Agreement dated as of January 8, 2005 between Imagistics International Inc. and George E. Clark (14)

10.43 Employment Agreement dated as of January 8, 2005 between Imagistics International Inc. and Timothy E. Coyne (14)

10.44 Employment Agreement dated as of January 8, 2005 between Imagistics International Inc. and Chris C. Dewart (14)

10.45 Employment Agreement dated as of January 8, 2005 between Imagistics International Inc. and Mark S. Flynn (14)

10.46 Employment Agreement dated as of January 8, 2005 between Imagistics International Inc. and Nathaniel M. Gifford (14)

10.47 Employment Agreement dated as of January 8, 2005 between Imagistics International Inc. and William H. Midgley (14)

10.47 Employment Agreement dated as of January 8, 2005 between Imagistics International Inc. and John R. Reilly (14)

10.48     Form of Non-Qualified Stock Option Award Agreement to 2001 Stock Plan
          (14)

10.49     Form of Restricted Stock Award Agreement to 2001 Stock Plan (14)

10.50 Amendment to the Imagistics International Inc. Non-Employee Directors' Stock Plan

10.51     Form of Non-Employee Directors' Stock Plan Agreement to 2001 Stock
          Plan

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

(5)   Incorporated by reference to the Registrant's Form 8-K filed July 23,
      2002.

(6)   Incorporated by reference to the Registrant's Form 10-Q filed August 14,
      2002.

(7)   Incorporated by reference to the Registrant's Form 8-K filed March 7,
      2003.

(8)   Incorporated by reference to the Registrant's Form 10-K filed March 28,
      2003.

(9)   Incorporated by reference to the Registrant's Form 8-K filed May 21, 2003.

(10)  Incorporated by reference to the Registrant's Form 10-K filed March 12,
      2004.

(11)  Incorporated by reference to the Registrant's Form 10-Q filed May 10,
      2004.

(12)  Incorporated by reference to the Registrant's Form 10-Q filed August 3,
      2004.

(13) Incorporated by reference to the Registrant's Form 10-Q filed November 9, 2004.

(14) Incorporated by reference to the Registrant's Form 8-K filed January 13, 2005.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         IMAGISTICS INTERNATIONAL INC.


Dated:  March 10, 2005                    By /s/ MARC C. BRESLAWSKY
                                                ------------------
                                         Marc C. Breslawsky
                                         Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                                        Title                             Date
/s/ MARC C. BRESLAWSKY             Chairman, Chief Executive Officer and Director    March 10, 2005
    ------------------
Marc C. Breslawsky


/s/ TIMOTHY E. COYNE               Chief Financial Officer                           March 10, 2005
    ----------------
Timothy E. Coyne


/s/ PETER F. MADURI                Vice President, Corporate Controller and          March 10, 2005
    ---------------                Principal Accounting Officer
Peter F. Maduri


/s/ THELMA R. ALBRIGHT             Director                                          March 10, 2005
    ------------------
Thelma R. Albright


/s/ T. KEVIN DUNNIGAN              Director                                          March 10, 2005
    -----------------
T. Kevin Dunnigan


/s/ IRA D. HALL                    Director                                          March 10, 2005
    -----------
Ira D. Hall


/s/ CRAIG R. SMITH                 Director                                          March 10, 2005
    --------------
Craig R. Smith


/s/ JAMES A. THOMAS                Director                                          March 10, 2005
    ---------------
James A. Thomas


/s/ RONALD L. TURNER               Director                                          March 10, 2005
    ----------------
Ronald L. Turner

                          IMAGISTICS INTERNATIONAL INC.

      Schedule (II) - Valuation and Qualifying Accounts for the years ended
                        December 31, 2002, 2003 and 2004
                                   (Thousands)

      The information set forth below should be read in conjunction with our consolidated financial statements and notes thereto included in Item 8 herein.

                                      Balance at
                                     beginning of    Additions to      Charges/       Balance at
                                        period        Allowance        Returns       end of period
                                     ------------   --------------  -------------   ---------------
Sales, rental and service revenue
returns and allowance
   2002                               $   2,150       $  30,974       $ (30,104)       $   3,020
   2003                               $   3,020       $  30,025       $ (30,475)       $   2,570
   2004                               $   2,570       $  30,840       $ (30,840)       $   2,570