Form 10-Q
period 2005-03-31
IMAGISTICS INTERNATIONAL INC
filed 2005-05-10
CIK 1137019

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended March 31, 2005

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ______________ to ______________

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

Number of shares of Imagistics Common Stock, par value $0.01 per share, outstanding as of April 30, 2005: 16,335,432

================================================================================

                          IMAGISTICS INTERNATIONAL INC.

                                Table of Contents

PART 1 -  FINANCIAL INFORMATION...................................................................................   3

ITEM 1.   FINANCIAL STATEMENTS....................................................................................   3
          Consolidated Statements of Income for the three months ended March 31, 2005 and 2004 (Unaudited)........   3
          Consolidated Balance Sheets as of March 31, 2005 and December 31, 2004 (Unaudited)......................   4
          Consolidated Statements of Cash Flows for the three months ended March 31, 2005 and 2004 (Unaudited)....   5
          Notes to Consolidated Financial Statements..............................................................   6

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
            OF OPERATIONS.........................................................................................  15

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..............................................  24

ITEM 4.   CONTROLS AND PROCEDURES.................................................................................  24

PART II - OTHER INFORMATION.......................................................................................  25

ITEM 1.   LEGAL PROCEEDINGS.......................................................................................  25

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.............................................  25

ITEM 6.   EXHIBITS................................................................................................  25

SIGNATURES........................................................................................................  28

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          IMAGISTICS INTERNATIONAL INC.

                        Consolidated Statements of Income
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)

                                                     For the three months ended
                                                              March 31,
                                                    ----------------------------
                                                        2005            2004
                                                    ------------    ------------
Revenue:
    Sales                                           $     72,860    $     82,555
    Rentals                                               47,585          54,411
    Support services                                      21,676          21,356
                                                    ------------    ------------
Total revenue                                            142,121         158,322
    Cost of sales                                         42,308          48,946
    Cost of rentals                                       14,231          15,790
    Selling, service and administrative expenses          80,785          83,555
                                                    ------------    ------------
Operating income                                           4,797          10,031
    Interest expense                                       1,128             935
                                                    ------------    ------------
Income before income taxes                                 3,669           9,096
    Provision for income taxes                             1,537           3,912
                                                    ------------    ------------
Net income                                          $      2,132    $      5,184
                                                    ============    ============

Earnings per share:
    Basic                                           $       0.13    $       0.31
                                                    ============    ============
    Diluted                                         $       0.13    $       0.30
                                                    ============    ============

Shares used in computing earnings per share:
    Basic                                             16,134,324      16,385,689
                                                    ============    ============
    Diluted                                           16,547,087      17,111,771
                                                    ============    ============

Prior period restated to include the impact of share-based compensation expense (see Note 2 for details).


                 See Notes to Consolidated Financial Statements

                          IMAGISTICS INTERNATIONAL INC.

                           Consolidated Balance Sheets
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)

                                                                                     March 31,    December 31,
                                                                                       2005           2004
                                                                                    ----------    ------------
Assets
Current assets:
    Cash                                                                            $   13,397     $   12,800
    Accounts receivable, net of allowances of $12,265 and $14,991
      at March 31, 2005 and December 31, 2004, respectively                             99,701        105,680
    Accrued billings                                                                    30,786         29,032
    Inventories                                                                         88,962         94,747
    Current deferred taxes on income                                                    22,910         24,827
    Other current assets and prepaid expenses                                            5,992          6,550
                                                                                    ----------     ----------
        Total current assets                                                           261,748        273,636
Property, plant and equipment, net                                                      59,505         60,326
Rental equipment, net                                                                   60,086         62,824
Goodwill                                                                                66,305         66,305
Other assets                                                                             4,005          4,445
                                                                                    ----------     ----------
        Total assets                                                                $  451,649     $  467,536
                                                                                    ==========     ==========

Liabilities and Stockholders' Equity
Current liabilities:
    Current portion of long-term debt                                               $      545     $      545
    Accounts payable and accrued liabilities                                            57,312         80,340
    Advance billings                                                                    14,244         14,808
                                                                                    ----------     ----------
        Total current liabilities                                                       72,101         95,693
Long-term debt                                                                          79,223         70,359
Deferred taxes on income                                                                16,276         15,188
Other liabilities                                                                        1,253          2,999
                                                                                    ----------     ----------
        Total liabilities                                                              168,853        184,239
Commitments and contingencies (see Note 8)
Stockholders' equity:
    Preferred stock ($1.00 par value; 10,000,000 shares authorized, none issued)            --             --
    Common stock ($0.01 par value; 150,000,000 shares authorized, 20,162,065 and
      20,008,325 issued at March 31, 2005 and December 31, 2004, respectively)             202            200
    Additional paid-in-capital                                                         319,983        315,724
    Retained earnings                                                                   52,187         50,055
    Treasury stock, at cost (3,846,161 and 3,703,065 shares at
      March 31, 2005 and December 31, 2004, respectively)                              (90,298)       (85,620)
    Unearned compensation                                                               (1,980)          (634)
    Accumulated other comprehensive income                                               2,702          3,572
                                                                                    ----------     ----------
        Total stockholders' equity                                                     282,796        283,297
                                                                                    ----------     ----------
        Total liabilities and stockholders' equity                                  $  451,649     $  467,536
                                                                                    ==========     ==========

Prior period restated to include the impact of share-based compensation expense (see Note 2 for details).


                 See Notes to Consolidated Financial Statements

                          IMAGISTICS INTERNATIONAL INC.

                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)
                                   (Unaudited)

                                                                For the three months ended
                                                                         March 31,
                                                                --------------------------
                                                                    2005          2004
                                                                 ---------     ---------
Cash flows from operating activities:
    Net income                                                   $   2,132     $   5,184
    Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
       Depreciation and amortization                                15,289        17,083
       Provision for bad debt                                        1,983         2,380
       Provision for inventory obsolescence                          1,372         1,368
       Stock-based compensation expense                                542           988
       Excess tax benefits from stock-based compensation              (556)         (537)
       Deferred taxes on income                                      3,006        (2,951)
       Non-cash restructuring impairment charges                       476            --
       Change in assets and liabilities, net of acquisitions:
          Accounts receivable                                        3,996       (13,706)
          Accrued billings                                          (1,754)       (1,310)
          Inventories                                                5,566         1,508
          Other current assets and prepaid expenses                    559        (1,023)
          Accounts payable and accrued liabilities                 (23,750)      (13,097)
          Advance billings                                            (564)       (1,271)
       Other, net                                                   (2,347)          964
                                                                 ---------     ---------
          Net cash provided by (used in) operating activities        5,950        (4,420)
Cash flows from investing activities:
    Expenditures for rental equipment assets                        (9,421)       (9,776)
    Expenditures for property, plant and equipment                  (2,095)       (2,791)
    Acquistions, net of cash acquired                                   --        (3,806)
                                                                 ---------     ---------
          Net cash used in investing activities                    (11,516)      (16,373)
Cash flows from financing activities:
    Exercises of stock options, including sales
       under employee stock purchase plan                            1,580         1,056
    Excess tax benefits from stock-based compensation                  556           537
    Purchases of treasury stock                                     (4,683)       (6,270)
    Repayments under term loan                                        (137)         (136)
    Net borrowings under revolving credit facility                   9,000        15,000
                                                                 ---------     ---------
          Net cash provided by financing activities                  6,316        10,187
                                                                 ---------     ---------
Effect of exchange rates on cash                                      (153)          189
Increase (decrease) in cash                                            597       (10,417)
Cash at beginning of period                                         12,800        22,938
                                                                 ---------     ---------
Cash at end of period                                            $  13,397     $  12,521
                                                                 =========     =========

Prior period restated to include the impact of share-based compensation expense (see Note 2 for details).


                 See Notes to Consolidated Financial Statements

                          IMAGISTICS INTERNATIONAL INC.
                   Notes to Consolidated Financial Statements
   (Dollars in thousands, except per share amounts and as otherwise indicated)
                                   (Unaudited)

1. Description of the Business

      Imagistics International Inc. (the "Company" or "Imagistics") is an independent direct sales, service and marketing organization offering business document imaging and management solutions, including copiers, multifunctional products, often referred to as MFPs, and facsimile machines, in the United States, Canada and United Kingdom. The Company's primary customers include large corporate and government entities and mid-size and regional businesses. MFPs offer the multiple functionality of printing, copying, scanning and faxing in a single unit. In addition, the Company offers a range of document imaging options including digital, analog, color and/or networked products and systems.

      On December 11, 2000, the board of directors of Pitney Bowes Inc. ("Pitney Bowes") approved the spin-off of substantially all of the U.S. and U.K. operations of its office systems businesses to its common stockholders as an independent, publicly traded company. On December 3, 2001, Imagistics was spun off from Pitney Bowes pursuant to a contribution by Pitney Bowes of substantially all of Pitney Bowes' United States office systems businesses to the Company and a distribution of the stock of the Company to common stockholders of Pitney Bowes based on a distribution ratio of 1 share of Imagistics common stock for every 12.5 shares of Pitney Bowes common stock held at the close of business on November 19, 2001 (the "Distribution").

2. Summary of Significant Accounting Policies

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

      The Company believes that the disclosures contained in the unaudited interim consolidated financial statements are adequate to keep the information presented from being misleading. The results for the three months ended March 31, 2005 are not necessarily indicative of the results for the full year. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K for the year ended December 31, 2004 filed with the SEC on March 10, 2005.

      Use of estimates

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

                          IMAGISTICS INTERNATIONAL INC.
            Notes to Consolidated Financial Statements - (continued)

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

      Accounts receivable

      Accounts receivable are stated at net realizable value by recording allowances for those accounts receivable amounts that the Company believes are uncollectible. The Company's estimate of losses is based on prior product returns and invoice adjustment experience as well as prior collection experience and includes evaluating the credit worthiness of the Company's customers, analyzing historical bad debt write-offs and reviewing the aging of the receivables. The Company's allowance for doubtful accounts includes amounts for specific accounts that it believes are uncollectible, as well as amounts that have been computed by applying certain percentages based on historic loss trends, to certain accounts receivable aging categories and estimated amounts relating to delinquencies associated with the changes in the Company's billing policies and invoice format resulting from the implementation of the Company's enterprise resource planning ("ERP") system.

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

      Stock-based employee compensation

      The Company adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 123(R), "Share-Based Payment" on January 1, 2005. SFAS No. 123(R) establishes the accounting for stock-based compensation and requires companies to measure and recognize compensation expense for all stock-based payments at fair value. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as expense over the requisite service period. The Company elected to adopt the modified retrospective application method as provided by SFAS No. 123(R) and financial statement amounts for all prior years for which SFAS No. 123, "Accounting for Stock-Based Compensation" was effective have been restated to give effect to the fair value-based method of accounting under SFAS No. 123(R).

                          IMAGISTICS INTERNATIONAL INC.
            Notes to Consolidated Financial Statements - (continued)

      Prior to the adoption of SFAS No. 123(R), the Company accounted for its stock-based employee compensation plans under the recognition and measurement provisions of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and related interpretations.

      Stock-based Compensation expense was $0.5 million and $1.0 million for the three months ended March 31, 2005 and 2004, respectively. As of March 31, 2005, approximately $3.0 million of total unrecognized compensation costs related to non-vested shares is expected to be recognized over a weighted average period of three years.

      The following table details the retrospective application method impact of SFAS No. 123(R) on previously reported results:

                                                                         As
                                                                     previously
                                                        Restated      reported
                                                       ----------    ----------
For the three months ended March 31, 2004:

Operating income                                       $   10,031    $   11,019
Income before income taxes                             $    9,096    $   10,084
Provision for income taxes                             $    3,912    $    4,337
Net income                                             $    5,184    $    5,747

Earnings per share:
     Basic                                             $     0.31    $     0.35
     Diluted                                           $     0.30    $     0.34

Net cash provided by (used in) operating activities    $   (4,420)   $   (3,694)
Net cash provided by financing activities              $   10,187    $    9,650

For the year ended December 31, 2004:

Deferred taxes on income                               $   15,188    $   21,442
Total liabilities                                      $  184,239    $  190,493
Additional paid-in-capital                             $  315,724    $  299,601
Retained earnings                                      $   50,055    $   59,924
Total stockholders' equity                             $  283,297    $  277,043
Total liabilities and stockholders' equity             $  467,536    $  467,536

      The Company evaluated its valuation method and assumptions in connection with SFAS No. 123(R). The Company determined that the use of a Black-Scholes valuation method was appropriate, which is consistent with the Company's pro forma disclosures under the fair value recognition provisions of SFAS No. 123. The Company believes it has used appropriate assumptions in accordance with SFAS No. 123(R) to estimate the fair value of its stock options and its employee stock purchase plan in the first quarter of 2005.

      The following table summarizes the Company's stock options outstanding and exercisable as of March 31, 2005.

                                      Options outstanding                                       Options exercisable
                     ----------------------------------------------------    -------------------------------------------------------
                                    Weighted       Weighted                                 Weighted        Weighted
                                    average        average      Aggregate                   average         average      Aggregate
                                   contractual     exercise     intrinsic                  contractual      exercise     intrinsic
    Exercise Price    Shares          term           price        value        Shares         term           price         value
------------------- ---------   ----------------   --------    ----------    ---------   ----------------   --------    ------------
   $ 6.89 - $13.46     90,261          4           $ 9.92     $ 2,257,468       90,261          7            $ 9.92     $ 2,257,468
   $13.85 - $18.91    901,663          7           $14.19      18,704,845      884,722          7            $14.10      18,426,975
   $19.48 - $28.81    234,104          8           $19.92       3,514,511      128,892          8            $19.72       1,961,071
   $32.25 - $46.13    278,109          7           $33.36         566,033        7,777          9            $39.68             267
                    ---------                                 -----------    ---------                                  -----------
                    1,504,137          7           $18.37     $25,042,857    1,111,652          8            $14.59     $22,645,781
                    =========                                 ===========    =========                                  ===========

                          IMAGISTICS INTERNATIONAL INC.
            Notes to Consolidated Financial Statements - (continued)

3. Supplemental Information

      Inventories

      Inventories consisted of the following at March 31, 2005 and December 31, 2004:

                                                        March 31,   December 31,
                                                          2005          2004
                                                       ----------   ------------
Finished products                                      $   48,914    $   52,960
Supplies and service parts                                 40,048        41,787
                                                       ----------    ----------
     Total inventories                                 $   88,962    $   94,747
                                                       ==========    ==========

      Fixed assets and rental equipment assets

      Fixed assets and rental equipment assets consisted of the following at March 31, 2005 and December 31, 2004:

                                                       March 31,    December 31,
                                                         2005           2004
                                                      ----------    ------------
Land                                                  $    1,356     $    1,356
Buildings and leasehold improvements                      12,013         12,282
Machinery and equipment                                   26,734         26,679
Computers and software                                    62,799         61,007
                                                      ----------     ----------
     Property, plant and equipment, gross                102,902        101,324
Accumulated depreciation                                 (43,397)       (40,998)
                                                      ----------     ----------
     Property, plant and equipment, net               $   59,505     $   60,326
                                                      ==========     ==========

Rental equipment, gross                               $  296,579     $  304,005
Accumulated depreciation                                (236,493)      (241,181)
                                                      ----------     ----------
     Rental equipment, net                            $   60,086     $   62,824
                                                      ==========     ==========

      Depreciation and amortization expense was $15.3 million and $17.1 million for the three months ended March 31, 2005 and 2004, respectively. Unamortized software costs totaled $34.3 million as of March 31, 2005 and $33.5 million as of December 31, 2004. Amortization expense on account of capitalized software totaled $0.9 million for both the three months ended March 31, 2005 and 2004.

      Current liabilities

      Accounts payable and accrued liabilities consisted of the following at March 31, 2005 and December 31, 2004:

                                                        March 31,   December 31,
                                                          2005          2004
                                                        ---------   ------------
Accounts payable                                        $  24,064    $  42,118
Income taxes payable                                          897        3,682
Group medical insurance payable                             3,898        4,844
Accrued compensation and benefits                           5,888        8,756
Other non-income taxes payable                              5,661        5,796
Other accrued liabilities                                  16,904       15,144
                                                        ---------    ---------
     Accounts payable and accrued liabilities           $  57,312    $  80,340
                                                        =========    =========

     Comprehensive income

     Comprehensive income consisted of the following for the three months ended March 31, 2005 and 2004:

                                                      For the three months ended
                                                              March 31,
                                                      --------------------------
                                                          2005           2004
                                                       ---------      ---------
Net income                                             $   2,132      $   5,184
Translation adjustment                                      (870)           357
                                                       ---------      ---------
     Comprehensive income                              $   1,262      $   5,541
                                                       =========      =========

                          IMAGISTICS INTERNATIONAL INC.
            Notes to Consolidated Financial Statements - (continued)

      Treasury stock

      The following table summarizes the Company's treasury stock transactions.

                                                            Treasury stock
                                                       ------------------------
                                                         Shares         Cost
                                                       ----------    ----------
Balance at December 31, 2004                            3,703,065    $   85,620
Purchases under stock buy back program                    143,364         4,683
Sales to employees under employee stock purchase plan        (268)           (5)
                                                       ----------    ----------
Balance at March 31, 2005                               3,846,161    $   90,298
                                                       ==========    ==========

      Cash flow information

      Cash paid for income taxes was $0.4 million and $0.6 million for the three months ended March 31, 2005 and 2004, respectively. Cash paid for interest was $0.9 million and $0.7 million for the three months ended March 31, 2005 and 2004, respectively.

4. Business Segment Information

      The Company operates in two reportable segments based on geographic area:
North America and the United Kingdom. Revenues are attributed to geographic regions based on where the revenues are derived.

                                                      For the three months ended
                                                               March 31,
                                                      --------------------------
                                                           2005         2004
                                                        ---------    ---------
Revenues:
   North America                                        $ 136,526    $ 152,633
   United Kingdom                                           5,595        5,689
                                                        ---------    ---------
       Total revenues                                   $ 142,121    $ 158,322
                                                        =========    =========

Income before income taxes:
   North America                                        $   2,829    $   8,045
   United Kingdom                                             840        1,051
                                                        ---------    ---------
       Total income before income taxes                 $   3,669    $   9,096
                                                        =========    =========

      Revenues from Pitney Bowes, substantially all of which are generated in the North America segment, consisted of the following for the three months ended March 31, 2005 and 2004:

                                                      For the three months ended
                                                               March 31,
                                                      --------------------------
                                                           2005         2004
                                                        ---------    ---------
Revenues from Pitney Bowes:
   Pitney Bowes of Canada                               $   2,085    $  10,143
   Other subsidiaries of Pitney Bowes                       3,326        5,407
                                                        ---------    ---------
       Sub-total                                            5,411       15,550
   Pitney Bowes Credit Corporation                         21,122       19,648
                                                        ---------    ---------
       Total                                            $  26,533    $  35,198
                                                        =========    =========

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

                          IMAGISTICS INTERNATIONAL INC.
            Notes to Consolidated Financial Statements - (continued)

      The following tables show identifiable long-lived assets and total assets for each reportable segment at March 31, 2005 and December 31, 2004.

                                                        March 31,   December 31,
                                                          2005          2004
                                                        ---------   ------------
Identifiable long-lived assets:
   North America                                        $ 187,042    $ 190,926
   United Kingdom                                           2,859        2,974
                                                        ---------    ---------
       Total identifiable long-lived assets             $ 189,901    $ 193,900
                                                        =========    =========

Total assets:
   North America                                        $ 433,529    $ 450,898
   United Kingdom                                          18,120       16,638
                                                        ---------    ---------
       Total assets                                     $ 451,649    $ 467,536
                                                        =========    =========

      Identifiable long-lived assets in North America included goodwill of $66.3 million at March 31, 2005 and December 31, 2004.

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

5. Restructuring Charges

      On March 31, 2005, the Company announced the closing of its centralized National Remanufacturing Center in Milford, Connecticut to its employees and discontinued its remanufactured copier product line. The restructuring plan was a result of the industry shift to digital technology, which resulted in a decrease in customer demand for remanufactured product. The Company's analysis of the marketplace confirmed that the customer demand for remanufactured copiers was in a steady state of decline. The Company will continue to recondition and refurbish digital products at its regional distribution centers. In accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," the Company recorded a liability in the first quarter of 2005 for the total estimated costs associated with the exit activity. Total restructuring charges as a result of this activity amounted to $1.8 million, which included $1.1 million in inventory write-offs, $0.4 million in asset impairment charges, $0.2 million in severance charges representing termination benefits for the staff reduction of nineteen employees and $0.1 million in fixed asset disposals. The inventory write-off charges in the amount of $1.1 million have been classified in cost of sales and the remaining charges amounting to $0.7 million have been classified in selling, service and administrative expenses in the accompanying Income Statement. The Company anticipates that it will complete the closing of the remanufacturing center in the second quarter of 2005. The restructuring activity is attributable to the Company's North America geographic segment.

6. Earnings Per Share Calculation

      Basic earnings per share was calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the applicable period. Diluted earnings per share was calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding plus all dilutive common stock equivalents outstanding during the applicable period. The calculation of diluted earnings per share did not include shares underlying approximately 26,534 and 7,300 options for the three months ended March 31, 2005 and 2004, respectively, since they were antidilutive for the periods presented.

                          IMAGISTICS INTERNATIONAL INC.
            Notes to Consolidated Financial Statements - (continued)

      A reconciliation of the basic and diluted earnings per share computation is as follows:

                                                               For the three months ended
                                                                        March 31,
                                                               --------------------------
                                                                   2005           2004
                                                               -----------    -----------
Net income available to common stockholders                    $     2,132    $     5,184
                                                               ===========    ===========

Weighted average common shares for basic earnings per share     16,134,324     16,385,689
    Add: dilutive effect of restricted stock                        14,223        211,994
    Add: dilutive effect of stock options                          398,540        514,088
                                                               -----------    -----------
Weighted average common shares and equivalents
for diluted earnings per share                                  16,547,087     17,111,771
                                                               ===========    ===========

Basic earnings per share                                       $      0.13    $      0.31
Diluted earnings per share                                     $      0.13    $      0.30

7. Goodwill and Goodwill Amortization

      The Company accounts for goodwill in accordance with SFAS No. 142 "Goodwill and Other Intangible Assets," which requires that goodwill and certain other intangible assets having indefinite lives no longer be amortized to earnings, but instead be tested for impairment annually and on an interim basis if events or changes in circumstances indicate that goodwill might be impaired. The Company performed its annual test for impairment as of October 1, 2004 using the discounted cash flow valuation method. There was no impairment to the value of the Company's recorded goodwill. The carrying value of goodwill of $66.3 million as of March 31, 2005 is attributable to the North America geographic segment.

8. Long-Term Debt

      Long-term debt consisted of the following at March 31, 2005 and December 31, 2004:

                                                       March 31,    December 31,
                                                         2005           2004
                                                       ---------    ------------
Revolving Credit Facility                              $  27,000     $  18,000
Term Loan                                                 52,768        52,904
Less: current maturities                                    (545)         (545)
                                                       ---------     ---------
     Total long-term debt                              $  79,223     $  70,359
                                                       =========     =========

      The Company is party to a Credit Agreement with a group of lenders (the "Credit Agreement") that provides for secured borrowings and the issuance of letters of credit in an aggregate amount not to exceed $195.0 million, comprised of a $95.0 million Revolving Credit Facility (the "Revolving Credit Facility") and a $100.0 million Term Loan (the "Term Loan").

      The Company pledged substantially all of its assets plus 65% of the stock of the Company's direct, wholly-owned subsidiaries as security for its obligations under the Credit Agreement. Available borrowings and letter of credit issuance under the Revolving Credit Facility are determined by a borrowing base consisting of a percentage of our eligible accounts receivable, inventory, rental assets and accrued and advance billings, less outstanding borrowings under the Term Loan.

      The Credit Agreement contains financial covenants that require the maintenance of minimum earnings before interest, taxes, depreciation and amortization ("EBITDA") and a maximum leverage ratio (total debt to EBITDA), as well as other covenants, which, among other things, place limits on dividend payments and capital expenditures.

      During 2004, the Credit Agreement was amended (the "Fifth Amendment") to increase the amount of the Company's stock permitted to be repurchased from $78.0 million to $108.0 million, to increase the aggregate amount of acquisition consideration payable for acquisitions from $30.0 million to $60.0 million and to remove the requirement for annual borrowing base audits so long as $50.0 million or more of borrowings are available under the Credit Agreement and the fixed charge ratio, as defined in the Fifth Amendment, is 2.0 or higher. In addition, during 2004, the Credit Agreement was amended to reduce and fix the Term Loan

                          IMAGISTICS INTERNATIONAL INC.
            Notes to Consolidated Financial Statements - (continued)

interest rate to LIBOR plus a margin of 1.25% or to the Bank of America base lending rate plus a margin of 0.25. At March 31, 2005, the Revolving Credit Facility interest rate was LIBOR plus a margin of 1.25% or the Bank of America base lending rate plus a margin of 0.25%.

      At March 31, 2005, $79.8 million of borrowings were outstanding under the Credit Agreement, consisting of $27.0 million of borrowings under the Revolving Credit Facility and $52.8 million of borrowings under the Term Loan, and the borrowing base amounted to approximately $111.1 million. At March 31, 2005, the weighted average interest rate was 4.27% on borrowings under the Revolving Credit Facility and the interest rate was 3.82% on borrowings under the Term Loan. Approximately $66.6 million of the Revolving Credit Facility was available for borrowing at March 31, 2005. The Term Loan is payable in 7 consecutive equal quarterly installments of $0.1 million due June 30, 2005 through December 31, 2006, three consecutive equal quarterly installments of $12.9 million due March 31, 2007 through September 30, 2007 and a final payment of $12.9 million due at maturity.

      At March 31, 2005 and December 31, 2004, one irrevocable standby letter of credit in the amount of $1.4 million was outstanding as security for the Company's casualty insurance program.

9. Commitments and Contingencies

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

      It is not possible to predict the maximum potential future payments under these agreements. As of March 31, 2005, the Company has not paid any material amounts pursuant to the above indemnifications other than expenses incurred in connection with the defense and settlement of assumed claims asserted in connection with the operation of the Company in the ordinary course of business. The Company believes that if it were to incur a loss in any of these matters, such loss would not have a material adverse effect on the Company's financial position, results of operations or cash flows.

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

                          IMAGISTICS INTERNATIONAL INC.
            Notes to Consolidated Financial Statements - (continued)

none of these proceedings, individually or in the aggregate, should have a material adverse effect on the Company's financial position, results of operations or cash flows.

10. Distribution Agreements

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

      The Company paid Pitney Bowes $1.3 million for both the three months ended March 31, 2005 and 2004, in connection with field service of equipment.

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

11. Acquisitions

      Effective August 30, 2004, the Company acquired all of the stock and business of an independent dealer of copier and multifunctional equipment and related support services in Canada, to continue to expand the Company's geographic sales and service capabilities. The aggregate purchase price was $2.4 million, of which $0.4 million was allocated to the net liabilities assumed at the date of acquisition and $2.8 million was allocated to goodwill.

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

      The above acquisitions were accounted for using the purchase method of accounting and, accordingly, the results of the acquired businesses have been included in the Company's consolidated financial statements from the respective dates of acquisition. There were no acquisitions during the three months ended March 31, 2005.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion should be read in conjunction with the audited consolidated financial statements and the notes thereto, included in our latest Annual Report on Form 10-K for the year ended December 31, 2004 filed with the United States Securities and Exchange Commission on March 10, 2005, as well as the unaudited consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q. This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Please see "Risk Factors That Could Cause Results To Vary" and "Special Note About Forward-Looking Statements" for a discussion of the uncertainties, risks and assumptions associated with these forward-looking statements. Our actual results could differ materially from those forward-looking statements discussed in this section. For the purposes of the following discussion, unless the context otherwise requires, "Imagistics International Inc.," "Imagistics," "We" and "Our," refers to Imagistics International Inc. and subsidiaries.

OVERVIEW

      Imagistics International Inc. ("Imagistics" or the "Company") is an independent direct sales, service and marketing organization offering business document imaging and management solutions, including copiers, multifunctional products, often referred to as MFPs, and facsimile machines, in the United States, Canada and the United Kingdom. Our primary customers include large corporate customers known as national accounts, government entities and mid-size and regional businesses known as commercial accounts. MFPs offer the multiple functionality of copying, printing, faxing, emailing and scanning in a single unit. In addition, we offer a range of document imaging options including digital, black and white, color and/or networked products, systems and solutions.

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

      Our revenue is generated from three lines of business: copier/MFP, facsimile and sales to Pitney Bowes of Canada. We report sales to Pitney Bowes of Canada separately as it operates under a separate reseller agreement. The principal evolution in our industry and business has been the transition to networked digital copiers/MFPs, away from single-function stand-alone facsimile machines and analog copiers. This transition has resulted in decreased demand for and usage of single function facsimile equipment in the marketplace. In addition, the industry is now migrating towards color and color-enabled products. We have responded to this market development by focusing our efforts on the growth opportunities existing in our digital copier/MFP and color-enabled product line.

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

      Accounts receivable

      Accounts receivable are stated at net realizable value by recording allowances for those accounts receivable amounts that we believe are uncollectible. Our estimate of losses is based on prior product returns and invoice adjustment experience as well as prior collection experience and includes evaluating the credit worthiness of our customers, analyzing historical bad debt write-offs and reviewing the aging of the receivables. Our allowance for doubtful accounts includes amounts for specific accounts that we believe are uncollectible, as well as amounts that have been computed by applying certain percentages based on historic loss trends, to certain accounts receivable aging categories and estimated amounts relating to delinquencies associated with the changes in our billing policies and invoice format resulting from the implementation of our enterprise resource planning ("ERP") system.

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

      Stock-based employee compensation

      We adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 123(R), "Share-Based Payment" on January 1, 2005. SFAS No. 123(R) establishes the accounting for stock-based compensation and requires companies to measure and recognize compensation expense for all stock-based payments at fair value. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as expense over the requisite service period. We elected to adopt the modified retrospective application method as provided by SFAS No. 123(R) and financial statement amounts for all prior years for which SFAS No. 123, "Accounting for Stock-Based Compensation" was effective have been restated to give effect to the fair value-based method of accounting under SFAS No. 123(R).

Revenue

(Dollars in thousands)

      The following table shows our revenue sources by segment for the periods indicated.

                                                      For the three months ended
                                                               March 31,
                                                      --------------------------
                                                           2005         2004
                                                        ---------    ---------
North America                                           $ 136,526    $ 152,633
United Kingdom                                              5,595        5,689
                                                        ---------    ---------
     Total revenue                                      $ 142,121    $ 158,322
                                                        =========    =========

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

                                              For the three months ended
                                                      March 31,
                                      ------------------------------------------
                                              2005                   2004
                                      -------------------    -------------------
                                                  Growth                 Growth
                                      Revenue      Rate      Revenue      Rate
                                      --------   --------    --------   --------
Sales
  Copier/MFP products                 $ 56,287      8.1%     $ 52,058     15.8%
  Facsimile products                    14,488    (28.8%)      20,354     (6.4%)
  Pitney Bowes of Canada                 2,085    (79.4%)      10,143     59.3%
                                      --------               --------
  Total sales                           72,860    (11.7%)      82,555     13.0%

Rentals
  Copier/MFP products                   27,569      5.4%       26,149      6.1%
  Facsimile products                    20,016    (29.2%)      28,262    (12.8%)
                                      --------               --------
  Total rentals                         47,585    (12.5%)      54,411      4.7%

Support services
  Copier/MFP products                   19,954      2.2%       19,523      5.8%
  Facsimile products                     1,722     (6.1%)       1,833    (21.8%)
                                      --------               --------
  Total support services                21,676      1.5%       21,356      2.7%
                                      --------               --------
  Total revenue                       $142,121    (10.2%)    $158,322      4.9%
                                      ========               ========

      The following table shows our revenue and growth rates versus the prior year for our three business lines, for the periods indicated. Sales to Pitney Bowes of Canada are presented separately as it operates under a separate reseller agreement.

                                             For the three months ended
                                                      March 31,
                                      ------------------------------------------
                                              2005                   2004
                                      -------------------    -------------------
                                                  Growth                 Growth
                                      Revenue      Rate      Revenue      Rate
                                      --------   --------    --------   --------
Revenue
  Copier/MFP products                 $103,810      6.2%     $ 97,730     11.0%
  Facsimile products                    36,226    (28.2%)      50,449    (10.7%)
                                      --------               --------
  Revenue excluding
  Pitney Bowes of Canada               140,036     (5.5%)     148,179      2.5%
  Pitney Bowes of Canada                 2,085    (79.4%)      10,143     59.3%
                                      --------               --------
Total revenue                         $142,121    (10.2%)    $158,322      4.9%
                                      ========               ========

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

Results of Operations

      The following table shows our statement of income data, expressed as a percentage of total revenue, for the periods indicated. The table also shows cost of sales as a percentage of sales revenue, cost of rentals as a percentage of rental revenue and our effective tax rate:

                                                       As a % of total revenue,
                                                           except as noted
                                                      For the three months ended
                                                              March 31,
                                                      --------------------------
                                                         2005            2004
                                                      ----------      ----------
Equipment sales                                            28%             28%
Supplies sales                                             23%             24%
                                                      ----------      ----------
    Total sales                                            51%             52%
Equipment rentals                                          34%             34%
Support services                                           15%             14%
                                                      ----------      ----------
    Total revenue                                         100%            100%

Cost of sales                                              29%             31%
Cost of rentals                                            10%             10%
Selling, service and administrative expenses               57%             53%
                                                      ----------      ----------
    Operating income                                        4%              6%

Interest expense                                            1%              1%
                                                      ----------      ----------
    Income before income taxes                              3%              5%
Provision for income taxes                                  1%              2%
                                                      ----------      ----------
    Net income                                              2%              3%
                                                      ==========      ==========

Cost of sales as a percentage of sales revenue           58.1%           59.3%
                                                      ==========      ==========
Cost of rentals as a percentage of rental revenue        29.9%           29.0%
                                                      ==========      ==========
Effective tax rate                                       41.9%           43.0%
                                                      ==========      ==========

Three months ended March 31, 2005 and March 31, 2004

      Revenue. For the three months ended March 31, 2005, total revenue of $142.1 million declined 10.2% versus revenue of $158.3 million for the three months ended March 31, 2004 reflecting lower facsimile revenue and lower sales to Pitney Bowes of Canada. Excluding the impact of revenue attributable to sales to Pitney Bowes of Canada, which operates under a reseller agreement, total revenue for the first quarter declined 5.5% versus the prior year.

      Equipment and supplies sales revenue of $72.9 million decreased 11.7% for the three months ended March 31, 2005 from $82.6 million for the three months ended March 31, 2004, reflecting lower sales to Pitney Bowes of Canada and lower facsimile sales. Excluding the impact of sales to Pitney Bowes of Canada, total sales revenue decreased 2.3% compared with the prior year. Copier/MFP sales increased 8.1% primarily due to growth in low end digital and color multifunctional product segments. Facsimile equipment and supplies sales declined 28.8% compared with the prior year reflecting lower equipment and supplies sales due to the acceleration in the continuing expected industry-wide reduction in facsimile usage, and exacerbated by a large sale of facsimile equipment in the first quarter of 2004.

      Equipment rental revenue of $47.6 million for the three months ended March 31, 2005 declined 12.5% versus equipment rental revenue of $54.4 million for the three months ended March 31, 2004, reflecting acceleration in the continued expected decline in facsimile rental revenues, partially offset by an increase in copier/MFP rental revenues resulting from our continuing copier/MFP marketing focus. Rental revenue derived from our copier/MFP product line increased 5.4% reflecting growth in the overall installed rental population and increased page volumes. The growth in copier/MFP rentals in the first quarter of 2005 continued to be impacted by the expiration of certain Federal government contracts not renewed, as our current product offerings are manufactured in China and are not authorized under applicable U.S. government purchase regulations. Rental revenue from our facsimile product line declined 29.2% versus the prior year reflecting acceleration of the expected decline in the rental installed base due in part to the impact of rental to sale conversions coupled with lower per unit pricing.

      Support services revenue for the three months ended March 31, 2005 of $21.6 million, primarily derived from stand-alone service contracts, increased 1.5% versus support services revenue of $21.4 million for the three months ended March 31, 2004, reflecting higher copier/MFP service revenue due to increased page volumes and copier/MFP equipment sales growth, partially offset by lower facsimile service revenue.

      Cost of sales. Cost of sales was $42.3 million for the three months ended March 31, 2005 compared with $48.9 million for the same period in 2004 and cost of sales as a percentage of sales revenue decreased to 58.1% for the three months ended March 31, 2005 from 59.3% for the three months ended March 31, 2004. The decrease in cost of sales was primarily due to a lower proportion of sales to Pitney Bowes of Canada, which are at substantially lower gross margins than direct sales, lower inventory obsolescence charges and lower copier/MFP product cost, partially offset by the continuing shift in product mix toward copier/MFP products, which have a higher cost as a percentage of sales revenue than the facsimile product line. The decrease in cost of sales for the three months ended March 31, 2005 was substantially offset by restructuring inventory charges as a result of the closing of our National Remanufacturing Center (see "Restructuring Charges" below), which increased cost of sales by $1.1 million or 1.6%.

      Cost of rentals. Cost of rentals was $14.2 million for the three months ended March 31, 2005 compared with $15.8 million for the three months ended March 31, 2004 and cost of rentals as a percentage of rental revenue increased
0.9 percentage points to 29.9% for the three months ended March 31, 2005 from 29.0% for the three months ended March 31, 2004. This slight increase was due to the continuing shift in product revenue mix from facsimile to copier/MFP product rentals, which have a higher cost as a percentage of rental revenue than facsimile machines.

      Selling, service and administrative expenses. Selling, service and administrative expenses of $80.8 million were 56.8% of total revenue for the three months ended March 31, 2005 compared with $83.6 million, or 52.8% of total revenue for the three months ended March 31, 2004. Selling, service and administrative expenses decreased versus the prior year primarily resulting from lower ERP-implementation and related administrative support costs and lower compensation and benefit expenses relating to reduced headcount. This was partially offset by higher operating expenses associated with direct distribution expansion and a higher proportion of ERP costs expensed versus the prior year. In addition, selling, service and administrative expenses for the three months ended March 31, 2005 included $0.7 million in restructuring charges as a result of the closing of our National Remanufacturing Center (see "Restructuring Charges" below) and $1.8 million in severance charges resulting from cost reduction actions due to a reduction in staff of approximately 100 employees in the first quarter of 2005, which increased selling, service and administrative expenses by 3.3%.

      Field sales and service operating expenses are included in selling, service and administrative expenses because no meaningful allocation of these expenses to cost of sales, cost of rentals or cost of support services is practicable.

      Interest expense. Interest expense increased to $1.1 million for the three months ended March 31, 2005 compared with $0.9 million for the three months ended March 31, 2004 resulting from higher debt levels and higher interest rates. The weighted average interest rate for the three months ended March 31, 2005 was 4.0% compared with 3.1% for the three months ended March 31, 2004.

      Effective tax rate. Our effective tax rate was 41.9% for the three months ended March 31, 2005 compared with 43.0% for the three months ended March 31, 2004 due to a decrease in state and local income taxes and lower tax reserves.

Restructuring Charges

      On March 31, 2005, we announced the closing of our centralized National Remanufacturing Center in Milford, Connecticut to our employees and discontinued our remanufactured copier product line. The restructuring plan was a result of the industry shift to digital technology, which resulted in a decrease in customer demand for remanufactured product. Our analysis of the marketplace confirmed that the customer demand for remanufactured copiers was in a steady state of decline. We will continue to recondition and refurbish digital products at our regional distribution centers. Total restructuring charges as a result of this activity amounted to $1.8 million, which included $1.1 million in inventory write-offs, $0.4 million in asset impairment charges, $0.2 million in severance charges representing termination benefits for the staff reduction of nineteen employees and $0.1 million in fixed asset disposals. The inventory write-off charges amounting to $1.1 million have been classified in cost of sales and the remaining charges amounting to $0.7 million have been classified in selling, service and administrative expenses in the Income Statement set forth in the "Notes to Consolidated Financial Statements" included in Part I, Item 1 herein. We anticipate that we will complete the closing of the remanufacturing center in the second quarter of 2005. The restructuring activity is attributable to our North America geographic segment.

Liquidity and Capital Resources

      We are party to a Credit Agreement with a group of lenders (the "Credit Agreement") that provided for secured borrowings or the issuance of letters of credit in an aggregate amount not to exceed $195.0 million, comprised of a $95.0 million Revolving Credit Facility (the "Revolving Credit Facility") and a $100.0 million Term Loan (the "Term Loan").

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

      During 2004, the Credit Agreement was amended (the "Fifth Amendment") to increase the amount of our stock permitted to be repurchased from $78.0 million to $108.0 million, to increase the aggregate amount of acquisition consideration payable for acquisitions from $30.0 million to $60.0 million and to remove the requirement for annual borrowing base audits so long as $50.0 million or more of borrowings are available under the Credit Agreement and the fixed charge ratio, as defined in the Fifth Amendment, is 2.0 or higher. In addition, during 2004, the Credit Agreement was amended to reduce and fix the Term Loan interest rate to LIBOR plus a margin of 1.25% or to the Bank of America base lending rate plus a margin of 0.25%. At March 31, 2005, the Revolving Credit Facility interest rate was LIBOR plus a margin of 1.25% or the Bank of America base lending rate plus a margin of 0.25%. At March 31, 2005, we were in compliance with all of the financial covenants.

      At March 31, 2005, $79.8 million of borrowings were outstanding under the Credit Agreement, consisting of $27.0 million of borrowings under the Revolving Credit Facility and $52.8 million of borrowings under the Term Loan, and the borrowing base amounted to approximately $111.1 million. At March 31, 2005, the weighted average interest rate was 4.27% on borrowings under the Revolving Credit Facility and the interest rate was 3.82% on borrowings under the Term Loan. Approximately $66.6 million of the Revolving Credit Facility was available for borrowing at March 31, 2005. The Term Loan is payable in 7 consecutive equal quarterly installments of $0.1 million due June 30, 2005 through December 31, 2006, three consecutive equal quarterly installments of $12.9 million due March 31, 2007 through September 30, 2007 and a final payment of $12.9 million due at maturity.

      At March 31, 2005 and December 31, 2004, one irrevocable standby letter of credit in the amount of $1.4 million was outstanding as security for our casualty insurance program.

      The ratio of current assets to current liabilities increased to 3.6 to 1 at March 31, 2005 compared to 2.9 to 1 at December 31, 2004 due to a decrease in accounts payable and accrued liabilities, partially offset by decreases in inventories and accounts receivable. At March 31, 2005, our total debt as a percentage of total capitalization increased to 22.0% from 20.0% at December 31, 2004 due to an increase in our debt and stock repurchases under our stock buyback program.

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

      Net cash provided by operating activities was $6.0 million for the three months ended March 31, 2005 compared with net cash used in operating activities of $4.4 million for the three months ended March 31, 2004. Net income was $2.1 million and $5.2 million for the three months ended March 31, 2005 and 2004, respectively. Non-cash charges for depreciation and amortization, provisions for bad debt and inventory obsolescence in the aggregate provided cash of $18.6 million and $20.8 million for the three months ended March 31, 2005 and 2004, respectively. Changes in the principal components of working capital required $15.9 million and $28.9 million of cash in the three months ended March 31, 2005 and 2004, respectively. Of the $15.9 million increase in our working capital requirements in the three months ended March 31, 2005, $23.7 million resulted from a decrease in accounts payable and accrued liabilities consisting of $16.6 million related to timing of payments for inventory shipped from Asia in late 2004, $5.0 million of incentive compensation payments and $2.1 related to timing of other payments, and $1.8 million resulted from an increase in accrued billings related to timing of invoicing to customers. This was partially offset by a decrease in inventories of $5.6 million due to reduced inventory levels and a decrease in accounts receivable of $4.0 million resulting from improved collection activity. Of the $28.9 million increase in our working capital requirements in the three months ended March 31, 2004, $13.7 million resulted from an increase in accounts receivable due to delays in collections resulting from customer inquiries related to changes to the Company's billing policies and invoice format associated with the implementation of our ERP system, $13.1 million resulted from a decrease in accounts payable and accrued liabilities consisting of $6.9 million related to timing of payments for inventory shipped from Asia in late 2003, $4.9 million of incentive compensation payments and $2.4 million related to timing of insurance payments.

      We used $11.5 million and $16.4 million in investing activities for the three months ended March 31, 2005 and 2004, respectively. Investment in rental equipment assets totaled $9.4 million and $9.8 million for the three months ended March 31, 2005 and 2004, respectively. The reduced level of rental asset expenditures resulted primarily from lower facsimile placements. Capital expenditures for property, plant and equipment were $2.1 million and $2.8 million for the three months ended March 31, 2005 and 2004, respectively, of which the investment in our ERP system accounted for $1.3 million and $1.7 million, respectively.

      Cash provided by financing activities was $6.3 million for the three months ended March 31, 2005 compared with $10.2 million for the three months ended March 31, 2004. Net borrowings under the Revolving Credit Facility were $9.0 million for the three months ended March 31, 2005 compared with $15.0 million for the three months ended March 31, 2004. For the three months ended March 31, 2005 and 2004, cash was used to repurchase 143,364 shares of our stock at a cost of $4.7 million and 148,900 shares at a cost of $6.3 million, respectively.

      During the three month period ended March 31, 2005, we had no material changes in our contractual obligations and commitments. We had no material commitments other than supply agreements with vendors that extend only to equipment supplies and parts ordered under purchase orders; there are no long-term purchase requirements. We will continue to make additional investments in facilities, rental equipment, computer equipment and systems and our distribution network as required to support our operations. We anticipate investments in rental equipment assets for new and replacement programs in amounts consistent with the recent past. We estimate that we will spend approximately $2.7 million over the remainder of 2005 to continue to enhance our information systems infrastructure and implement our ERP system.

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

      An acceleration in the decline in facsimile revenues would have an adverse affect on our results of operations and financial condition.

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

      A portion of our international business is transacted in local currency. Currently, approximately 10% of our total product purchases, based on costs, are denominated in yen. The majority of our remaining product purchases are denominated in U.S. dollars and are produced by Japanese suppliers in manufacturing facilities located in China. Currently, the exchange rate of the Chinese renminbi and the U.S. dollar is fixed. If the Chinese government was to revalue the Chinese renminbi and the nominal value of the renminbi rises, the resultant impact on the exchange rate of the Chinese renminbi and the U.S. dollar could have a negative impact on our product cost. We do not currently utilize any form of derivative financial instruments to manage our exchange rate risk. We manage our foreign exchange risk by attempting to pass through to our customers any cost increases related to foreign currency exchange. However, no assurance can be given that we will be successful in passing cost increases through to our customers in the future.

      Pitney Bowes has been and is expected to continue to be a significant customer. For the three months ended March 31, 2005 and 2004, revenues from Pitney Bowes, exclusive of equipment sales to PBCC for lease to the end user, accounted for approximately 4% and 10%, respectively, of our total revenue. However, no assurance can be given that Pitney Bowes will continue to purchase our products and services.

      In connection with the Distribution, Imagistics and Pitney Bowes entered into a non-exclusive intellectual property agreement that allowed us to operate under the "Pitney Bowes" brand name for a term of up to two years after the Distribution. In 2002, we began introducing new products under the "Imagistics" brand name and we initiated a major brand awareness advertising campaign to establish our new brand name. Effective December 2003, we no longer use the Pitney Bowes brand name and all new products are introduced under the Imagistics brand name. Brand name recognition is an important part of our overall business strategy and we cannot assure you that customers will maintain the same level of interest in our products now that we can no longer use the Pitney Bowes brand name.

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

      With respect to the calculation of sales compensation, we continue to work through certain of the processing inefficiencies resulting in data inaccuracies and potential inaccuracies in calculated sales compensation. Due to these issues, we have continued to apply alternate methodologies to calculate and pay sales compensation. We implemented a new sales compensation program and initially planned to begin paying based on the ERP calculation in the first quarter of 2005. We delayed this implementation to complete additional validation and data verification and plan to begin paying based on the ERP calculation in the third quarter of 2005. We will continue to implement this program and anticipate that we will pay all sales compensation based on the ERP calculation in 2005.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      We have certain limited exposures to market risk related to changes in interest rates and foreign currency exchange rates. Currently, we do not utilize any form of derivative financial instruments to manage our interest rate risk or our exchange rate risk. We manage our foreign exchange risk by attempting to pass through to our customers any cost increases related to foreign currency exchange. In addition, we are exposed to foreign exchange rate fluctuations with respect to the British Pound and the Canadian Dollar as the financial results of our U.K. subsidiary and Canadian subsidiaries are translated into U.S. dollars for consolidation. The effect of foreign exchange rate fluctuation for the quarter ended March 31, 2005 was not material.

ITEM 4. CONTROLS AND PROCEDURES

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

      We implemented an ERP system in the fourth quarter of 2003 and as a result, we remain in a period of stabilization and clean up. During this period, we are refining our procedures surrounding order management and fulfillment, billing, cash application, service management, sales compensation and collections, and the controls surrounding processing in these areas have been adjusted accordingly. For additional details, see Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Risk Factors that Could Cause Results to Vary."

      Changes in internal control

      During our evaluation of the effectiveness of the design and operation of internal control over financial reporting as of December 31, 2004, management identified certain significant deficiencies, as defined in Public Company Accounting Oversight Board ("PCAOB") Auditing Standard No. 2, "An Audit of Internal Control Over Financial Reporting Performed in Conjunction With an Audit of Financial Statements." Two significant deficiencies related to the maintenance of documentation and the validation of the accuracy of certain components of our sales compensation program. Management is implementing enhancements to its sales compensation processes and we anticipate that these deficiencies will be remediated in the third quarter of 2005. Two significant deficiencies related to the timing of certain billing and invoice adjustment activities. Management is implementing procedures to refine its processes surrounding these items. One significant deficiency related to an immaterial unreconciled difference in accounts receivable arising during the transition to our ERP system, which will be remediated in the second quarter of 2005.

      There has been no change in the company's internal control over financial reporting that occurred during the quarter covered by this report that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      The following table provides information with respect to the purchase of shares of our common stock under the stock buyback program during each month in the first quarter of 2005, which includes shares repurchased in connection with tax withholdings on restricted stock:

(Dollars in thousands, except per share data)

                                                                           Total number of       Approximate dollar
                                         Total number                     shares purchased     value of shares that
                                          of shares     Average price    as part of publicly    may yet be purchased
              Period                      purchased     paid per share     announced plan          under the plan
--------------------------------------   ------------   --------------   -------------------   ---------------------
January 1, 2005 - January 31, 2005          124,364        $  32.40             124,364               $ 15,188
February 1, 2005 - February 28, 2005             --        $     --                  --               $ 15,188
March 1, 2005 - March 31, 2005               19,000        $  34.47              19,000               $ 14,533
                                          ---------                           ---------
Total                                       143,364        $  32.67             143,364
                                          =========                           =========

      In March 2002, the Board of Directors approved a $30.0 million stock buyback program. In October 2002, the Board of Directors authorized the repurchase of an additional $28.0 million of our stock, raising the total authorization to $58.0 million. In July 2003, the Board of Directors authorized the repurchase of an additional $20.0 million of our stock, raising the total authorization to $78.0 million. In May 2004, the Board of Directors authorized the repurchase of an additional $30.0 million of our stock, raising the total authorization to $108.0 million and, as of March 31, 2005, we have accumulated approximately 4.0 million shares of treasury stock at a cost of approximately $93.5 million. The stock buyback program has no fixed termination date.

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

10.47 Employment Agreement dated as of January 8, 2005 between Imagistics International Inc. and William H. Midgley (14)

10.47 Employment Agreement dated as of January 8, 2005 between Imagistics International Inc. and John R. Reilly (14)

10.48       Form of Non-Qualified Stock Option Award Agreement to 2001 Stock
            Plan (14)

10.49       Form of Restricted Stock Award Agreement to 2001 Stock Plan (14)

10.50 Amendment to the Imagistics International Inc. Non-Employee Directors' Stock Plan (15)

10.51       Form of Non-Employee Directors' Stock Plan Agreement to 2001 Stock
            Plan (15)

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

(11)        Incorporated by reference to the Registrant's Form 10-Q filed May
            10, 2004.

(12)        Incorporated by reference to the Registrant's Form 10-Q filed August
            3, 2004.

(13) Incorporated by reference to the Registrant's Form 10-Q filed November 9, 2004.

(14) Incorporated by reference to the Registrant's Form 8-K filed January 13, 2005.

(15)        Incorporated by reference to the Registrant's Form 10-K filed March
            10, 2005.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  May 10, 2005                         Imagistics International Inc.
                                            ------------------------------------
                                            (Registrant)


                                    By      /s/ Timothy E. Coyne
                                            ------------------------------------
                                    Name:   Timothy E. Coyne
                                    Title:  Chief Financial Officer
                                            and Authorized Signatory