Form 10-Q/A
period 2005-03-31
IMAGISTICS INTERNATIONAL INC
filed 2005-06-17
CIK 1137019

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q/A
                                (Amendment No. 1)

(MARK ONE)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 2005

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ________________ to ________________

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

                          IMAGISTICS INTERNATIONAL INC.

                                EXPLANATORY NOTE

      The Company adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 123(R), "Share-Based Payment" on January 1, 2005. The Company elected to adopt the modified retrospective application method as provided by SFAS No. 123(R) and accordingly, financial statement amounts for all prior periods have been restated.

      This Form 10-Q/A (Amendment No. 1) amends Imagistics International Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005. The purpose for this amendment to the Company's Quarterly Report on Form 10-Q is to restate share-based compensation expense for the three months ended March 31, 2005 to correct an error in the calculation of share-based compensation expense. The error relates to the impact of the application of the non-substantive vesting condition in accordance with SFAS No. 123(R), for share-based payment awards issued to retirement eligible employees as announced in the Company's Current Report on Form 8-K, filed on June 17, 2005.

      Accordingly, changes in this Form 10-Q/A amend and restate the financial information and disclosures related to Items 1 and 2 of Part I of the original Form 10-Q, only for the effects of share-based compensation expense. It also amends the previously filed Form 10-Q to include in Part 1, Item 4, "Controls and Procedures," the revised conclusion of the Chief Executive Officer and Chief Financial Officer regarding the effectiveness of the Company's disclosure controls and procedures as of March 31, 2005. All other financial information and disclosures remain unchanged.

      Subsequent to the issuance of the March 31, 2005 financial statements, the Company discovered an error in the calculation of share-based compensation expense in accordance with SFAS No. 123(R) related to the recognition of share-based compensation expense for awards subject to acceleration of vesting for retirement eligible employees. Prior to the adoption of SFAS No. 123(R) on January 1, 2005, the Company accounted for share-based compensation expense under the recognition and measurement provisions of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" and followed the accepted practice of recognizing share-based compensation expense over the explicit vesting period. SFAS No. 123(R) requires the immediate recognition at the grant date of the full share-based compensation expense for grants to retirement eligible employees, as the explicit vesting period is non-substantive. Upon adoption of SFAS No. 123(R) on January 1, 2005, the Company continued to follow the practice of recognizing share-based compensation expense over the explicit service period in error. The error resulted in a $1.1 million understatement of share-based compensation expense in the quarterly period ended March 31, 2005. The effect of this restatement is to accelerate the non-cash share-based compensation expense of grants to retirement eligible employees in January 2005 to the first quarter of 2005 rather than recognizing the share-based compensation expense over the explicit three-year vesting period. As a result, income before income taxes was reduced by $1.1 million, net income was reduced by $0.6 million and both basic and diluted earnings per share were reduced by $0.04 for the quarterly period ended March 31, 2005. See Note 2 of the "Notes to Consolidated Financial Statements" included in Part 1, Item 1 herein for a comparison of all restated amounts to previously filed amounts.

                          IMAGISTICS INTERNATIONAL INC.

                                Table of Contents

PART 1 - FINANCIAL INFORMATION (Restated)...........................................................................  4

ITEM 1.  FINANCIAL STATEMENTS (Restated)............................................................................  4
         Consolidated Statements of Income for the three months ended March 31, 2005 and 2004 (Unaudited)...........  4
         Consolidated Balance Sheets as of March 31, 2005 and December 31, 2004 (Unaudited).........................  5
         Consolidated Statements of Cash Flows for the three months ended March 31, 2005 and 2004 (Unaudited).......  6
         Notes to Consolidated Financial Statements.................................................................  7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
           OF OPERATIONS (Restated)................................................................................. 19

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK................................................. 28

ITEM 4.  CONTROLS AND PROCEDURES (Restated)......................................................................... 28

PART II -OTHER INFORMATION.......................................................................................... 30

ITEM 1.  LEGAL PROCEEDINGS.......................................................................................... 30

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS................................................ 30

ITEM 6.  EXHIBITS................................................................................................... 30

SIGNATURES.......................................................................................................... 33

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          IMAGISTICS INTERNATIONAL INC.

                        Consolidated Statements of Income
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)

                                                       For the three months ended
                                                                 March 31,
                                                      ----------------------------
                                                       (Restated)
                                                          2005             2004
                                                      -----------      -----------
Revenue:
    Sales                                             $    72,860      $    82,555
    Rentals                                                47,585           54,411
    Support services                                       21,676           21,356
                                                      -----------      -----------
Total revenue                                             142,121          158,322
    Cost of sales                                          42,308           48,946
    Cost of rentals                                        14,231           15,790
    Selling, service and administrative expenses           81,859           83,555
                                                      -----------      -----------
Operating income                                            3,723           10,031
    Interest expense                                        1,128              935
                                                      -----------      -----------
Income before income taxes                                  2,595            9,096
    Provision for income taxes                              1,087            3,912
                                                      -----------      -----------
Net income                                            $     1,508      $     5,184
                                                      ===========      ===========

Earnings per share:
    Basic                                             $      0.09      $      0.31
                                                      ===========      ===========
    Diluted                                           $      0.09      $      0.30
                                                      ===========      ===========

Shares used in computing earnings per share:
    Basic                                              16,134,324       16,385,689
                                                      ===========      ===========
    Diluted                                            16,577,200       17,111,771
                                                      ===========      ===========

Prior period restated to include the impact of the modified retrospective application method of share-based compensation expense (see Note 2 for details).

                 See Notes to Consolidated Financial Statements

                          IMAGISTICS INTERNATIONAL INC.

                           Consolidated Balance Sheets
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)

                                                                                      (Restated)
                                                                                       March 31,        December 31,
                                                                                         2005               2004
                                                                                      -----------       ------------
Assets
Current assets:
    Cash                                                                              $    13,397       $    12,800
    Accounts receivable, net of allowances of $12,265 and $14,991
      at March 31, 2005 and December 31, 2004, respectively                                99,701           105,680
    Accrued billings                                                                       30,786            29,032
    Inventories                                                                            88,962            94,747
    Current deferred taxes on income                                                       22,910            24,827
    Other current assets and prepaid expenses                                               5,992             6,550
                                                                                      -----------       -----------
        Total current assets                                                              261,748           273,636
Property, plant and equipment, net                                                         59,505            60,326
Rental equipment, net                                                                      60,086            62,824
Goodwill                                                                                   66,305            66,305
Other assets                                                                                4,005             4,445
                                                                                      -----------       -----------
        Total assets                                                                  $   451,649       $   467,536
                                                                                      ===========       ===========

Liabilities and Stockholders' Equity
Current liabilities:
    Current portion of long-term debt                                                 $       545       $       545
    Accounts payable and accrued liabilities                                               56,862            80,340
    Advance billings                                                                       14,244            14,808
                                                                                      -----------       -----------
        Total current liabilities                                                          71,651            95,693
Long-term debt                                                                             79,223            70,359
Deferred taxes on income                                                                   16,276            15,188
Other liabilities                                                                           1,253             2,999
                                                                                      -----------       -----------
        Total liabilities                                                                 168,403           184,239
Commitments and contingencies (see Note 8)
Stockholders' equity:
    Preferred stock ($1.00 par value; 10,000,000 shares authorized, none issued)               --                --
    Common stock ($0.01 par value; 150,000,000 shares authorized, 20,162,065 and
      20,008,325 issued at March 31, 2005 and December 31, 2004, respectively)                202               200
    Additional paid-in-capital                                                            320,197           315,724
    Retained earnings                                                                      51,563            50,055
    Treasury stock, at cost (3,846,161 and 3,703,065 shares at
      March 31, 2005 and December 31, 2004, respectively)                                 (90,298)          (85,620)
    Unearned compensation                                                                  (1,120)             (634)
    Accumulated other comprehensive income                                                  2,702             3,572
                                                                                      -----------       -----------
        Total stockholders' equity                                                        283,246           283,297
                                                                                      -----------       -----------
        Total liabilities and stockholders' equity                                    $   451,649       $   467,536
                                                                                      ===========       ===========

Prior period restated to include the impact of the modified retrospective application method of share-based compensation expense (see Note 2 for details).

                 See Notes to Consolidated Financial Statements

                          IMAGISTICS INTERNATIONAL INC.

                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)
                                   (Unaudited)

                                                                      For the three months ended
                                                                               March 31,
                                                                   -------------------------------
                                                                    (Restated)
                                                                        2005              2004
                                                                   ------------       ------------
Cash flows from operating activities:
    Net income                                                     $      1,508       $      5,184
    Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
       Depreciation and amortization                                     16,149             17,083
       Provision for bad debt                                             1,983              2,380
       Provision for inventory obsolescence                               1,372              1,368
       Share-based compensation expense                                     756                988
       Excess tax benefits from stock-based compensation                   (556)              (537)
       Deferred taxes on income                                           3,006             (2,951)
       Non-cash restructuring impairment charges                            476                 --
       Change in assets and liabilities, net of acquisitions:
          Accounts receivable                                             3,996            (13,706)
          Accrued billings                                               (1,754)            (1,310)
          Inventories                                                     5,566              1,508
          Other current assets and prepaid expenses                         559             (1,023)
          Accounts payable and accrued liabilities                      (24,200)           (13,097)
          Advance billings                                                 (564)            (1,271)
       Other, net                                                        (2,347)               964
                                                                   ------------       ------------
          Net cash provided by (used in) operating activities             5,950             (4,420)
Cash flows from investing activities:
    Expenditures for rental equipment assets                             (9,421)            (9,776)
    Expenditures for property, plant and equipment                       (2,095)            (2,791)
    Acquistions, net of cash acquired                                        --             (3,806)
                                                                   ------------       ------------
          Net cash used in investing activities                         (11,516)           (16,373)
Cash flows from financing activities:
    Exercises of stock options, including sales
       under employee stock purchase plan                                 1,580              1,056
    Excess tax benefits from stock-based compensation                       556                537
    Purchases of treasury stock                                          (4,683)            (6,270)
    Repayments under term loan                                             (137)              (136)
    Net borrowings under revolving credit facility                        9,000             15,000
                                                                   ------------       ------------
          Net cash provided by financing activities                       6,316             10,187
                                                                   ------------       ------------
Effect of exchange rates on cash                                           (153)               189
Increase (decrease) in cash                                                 597            (10,417)
Cash at beginning of period                                              12,800             22,938
                                                                   ------------       ------------
Cash at end of period                                              $     13,397       $     12,521
                                                                   ============       ============

Prior period restated to include the impact of the modified retrospective application method of share-based compensation expense (see Note 2 for details).

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

      Restatement of quarterly financial statements

      Subsequent to the issuance of the March 31, 2005 financial statements, the Company discovered an error in the calculation of share-based compensation expense in accordance with Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 123(R), "Share-Based Payment," related to the recognition of share-based compensation expense for awards subject to acceleration of vesting for retirement eligible employees. Prior to the adoption of SFAS No. 123(R) on January 1, 2005, the Company accounted for share-based compensation expense under the recognition and measurement provisions of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" and followed the accepted practice of recognizing share-based compensation expense over the explicit vesting period. SFAS No. 123(R) requires the immediate recognition at the grant date of the full share-based compensation expense for grants to retirement eligible employees, as the explicit vesting period is non-substantive. Upon adoption of SFAS No. 123(R) on January 1, 2005, the Company continued to follow the practice of recognizing share-based compensation expense over the explicit service period in error. The error resulted in a $1.1 million understatement of share-based compensation expense in the quarterly period ended March 31, 2005. The effect of this restatement is to accelerate the non-cash share-based compensation expense of grants to retirement eligible employees in January 2005 to the first quarter of 2005 rather than recognizing the share-based compensation expense over the explicit three-year vesting period. The restatement reflects adjustments, which are corrections of errors in the application of U.S. generally accepted accounting principles (GAAP) related to the early adoption of SFAS No. 123(R) for the non-substantive vesting period condition for retirement eligible employees.

                          IMAGISTICS INTERNATIONAL INC.
            Notes to Consolidated Financial Statements - (continued)

      The following table sets forth the effects of the restatement on the line items within the Company's previously reported consolidated financial statements for the three months ended March 31, 2005:

                                                    For the three months ended
                                                          March 31, 2005
                                                  -----------------------------
                                                                         As
                                                                     previously
                                                    Restated          reported
                                                  -----------       -----------
Consolidated Statement of Income:
Selling, service and administrative expenses      $    81,859       $    80,785
Operating income                                  $     3,723       $     4,797
Income before income taxes                        $     2,595       $     3,669
Provision for income taxes                        $     1,087       $     1,537
Net income                                        $     1,508       $     2,132

Earnings per share:
     Basic                                        $      0.09       $      0.13
     Diluted                                      $      0.09       $      0.13

Shares used in computing earnings per share:
     Diluted                                       16,577,200        16,547,087

Consolidated Balance Sheet:
Accounts payable and accrued liabilities          $    56,862       $    57,312
Total current liabilities                         $    71,651       $    72,101
Total liabilities                                 $   168,403       $   168,853

Additional paid-in-capital                        $   320,197       $   319,983
Retained earnings                                 $    51,563       $    52,187
Unearned compensation                             $    (1,120)      $    (1,980)
Total stockholders' equity                        $   283,246       $   282,796

Consolidated Statement of Cash Flows:
Net income                                        $     1,508       $     2,132
Depreciation and amortization                     $    16,149       $    15,289
Share-based compensation expense                  $       756       $       542
Accounts payable and accrued liabilities          $   (24,200)      $   (23,750)

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

                          IMAGISTICS INTERNATIONAL INC.
            Notes to Consolidated Financial Statements - (continued)

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

      Share-based employee compensation

      The Company adopted SFAS No. 123(R), "Share-Based Payment" on January 1, 2005. SFAS No. 123(R) establishes the accounting for share-based compensation and requires companies to measure and recognize compensation expense for all share-based payments at fair value. Accordingly, share-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as expense over the requisite service period. The Company elected to adopt the modified retrospective application method as provided by SFAS No. 123(R) and financial statement amounts for all prior years for which SFAS No. 123, "Accounting for Stock-Based Compensation" was effective have been restated to give effect to the fair value-based method of accounting under SFAS No. 123(R).

                          IMAGISTICS INTERNATIONAL INC.
            Notes to Consolidated Financial Statements - (continued)

      Prior to the adoption of SFAS No. 123(R), the Company accounted for its share-based employee compensation plans under the recognition and measurement provisions of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and related interpretations.

      Share-based compensation expense for stock option grants was $0.8 million and amortization of restricted share grants was $1.1 million for the three months ended March 31, 2005. Share-based compensation expense for stock option grants was $1.0 million and amortization of restricted share grants was $0.4 million for the three months ended March 31, 2004. As of March 31, 2005, approximately $2.3 million of total unrecognized compensation costs related to non-vested shares is expected to be recognized over a weighted average period of approximately three years. These costs will be recognized over a three-year period for employees that are not retirement eligible and over a shorter period for those that are or become retirement eligible within the three-year vesting period.

      For the first quarter of 2004, the adoption of SFAS No. 123(R) resulted in a reduction in income before income taxes of $1.0 million, a reduction in net income of $0.6 million and a reduction in basic and diluted earnings per share of $0.04.

      The following table details the retrospective application method impact of SFAS No. 123(R) on previously reported results:

                                                                          As
                                                                      previously
                                                         Restated      reported
                                                        ---------     ----------
For the three months ended March 31, 2004:

Operating income                                        $  10,031     $  11,019
Income before income taxes                              $   9,096     $  10,084
Provision for income taxes                              $   3,912     $   4,337
Net income                                              $   5,184     $   5,747

Earnings per share:
     Basic                                              $    0.31     $    0.35
     Diluted                                            $    0.30     $    0.34

Net cash used in operating activities                   $  (4,420)    $  (3,694)
Net cash provided by financing activities               $  10,187     $   9,650

For the year ended December 31, 2004:

Deferred taxes on income                                $  15,188     $  21,442
Total liabilities                                       $ 184,239     $ 190,493
Additional paid-in-capital                              $ 315,724     $ 299,601
Retained earnings                                       $  50,055     $  59,924
Total stockholders' equity                              $ 283,297     $ 277,043
Total liabilities and stockholders' equity              $ 467,536     $ 467,536

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

      Prior to the adoption of SFAS No. 123(R) on January 1, 2005, the Company accounted for share-based compensation expense under the recognition and measurement provisions of APB No. 25, "Accounting for Stock Issued to Employees" and followed the accepted practice of recognizing share-based compensation expense over the explicit vesting period. SFAS No. 123(R) requires the immediate recognition at the grant date of the full share-based compensation expense for grants to retirement eligible employees, as the explicit vesting period is non-substantive. If the Company applied the non-substantive vesting period condition to prior periods, compensation expense for the first quarter of 2004 would have amounted to $1.0 million compared with $1.4 million under the recognition and measurement provisions of APB No. 25.

                          IMAGISTICS INTERNATIONAL INC.
            Notes to Consolidated Financial Statements - (continued)

      The following table illustrates the effect on net income and earnings per share if the Company had applied the non-substantive vesting condition requirements of SFAS No. 123(R) for the period ended March 31, 2004:

                                                                      For the three months ended
                                                                           March 31, 2004
                                                                           --------------
Net income, as reported                                                        $   5,184
Add: Stock-based compensation expense
     included in net income, net of related tax effects                              815
Deduct: Total stock-based compensation expense based on the
     non-substantive vesting condition, net of related tax effects             $    (587)
                                                                               ---------
Pro forma net income                                                           $   5,412
                                                                               =========

Basic earnings per share:
     As reported                                                               $    0.31
     Pro forma                                                                 $    0.33

Diluted earnings per share:
     As reported                                                               $    0.30
     Pro forma                                                                 $    0.32

      The following table summarizes the Company's stock options outstanding and exercisable as of March 31, 2005:

                                   Options outstanding                                         Options exercisable
                   ----------------------------------------------------      ---------------------------------------------------
                                  Weighted     Weighted                                    Weighted     Weighted
                                   average      average      Aggregate                      average     average       Aggregate
                                 contractual   exercise      intrinsic                    contractual   exercise      intrinsic
Exercise Price       Shares         term         price         value           Shares        term        price          value
--------------     ---------     -----------   --------     -----------      ---------    -----------   --------     -----------
$6.89 - $13.46        90,261          4         $  9.92     $ 2,257,468         90,261         7        $  9.92      $ 2,257,468
$13.85 - $18.91      901,663          7         $ 14.19      18,704,845        884,722         7        $ 14.10       18,426,975
$19.48 - $28.81      234,104          8         $ 19.92       3,514,511        128,892         8        $ 19.72        1,961,071
$32.25 - $46.13      278,109          7         $ 33.36         566,033          7,777         9        $ 39.68              267
                   ---------                                -----------      ---------                               -----------
                   1,504,137          7         $ 18.37     $25,042,857      1,111,652         8        $ 14.59      $22,645,781
                   =========                                ===========      =========                               ===========

3. Supplemental Information

      Inventories

      Inventories consisted of the following at March 31, 2005 and December 31, 2004:

                                                    March 31,        December 31,
                                                      2005               2004
                                                   -----------       ------------
Finished products                                  $    48,914       $    52,960
Supplies and service parts                              40,048            41,787
                                                   -----------       -----------
     Total inventories                             $    88,962       $    94,747
                                                   ===========       ===========

                          IMAGISTICS INTERNATIONAL INC.
            Notes to Consolidated Financial Statements - (continued)

      Fixed assets and rental equipment assets

      Fixed assets and rental equipment assets consisted of the following at March 31, 2005 and December 31, 2004:

                                                    March 31,       December 31,
                                                      2005              2004
                                                   -----------      ------------
Land                                               $     1,356      $     1,356
Buildings and leasehold improvements                    12,013           12,282
Machinery and equipment                                 26,734           26,679
Computers and software                                  62,799           61,007
                                                   -----------      -----------
     Property, plant and equipment, gross              102,902          101,324
Accumulated depreciation                               (43,397)         (40,998)
                                                   -----------      -----------
     Property, plant and equipment, net            $    59,505      $    60,326
                                                   ===========      ===========

Rental equipment, gross                            $   296,579      $   304,005
Accumulated depreciation                              (236,493)        (241,181)
                                                   -----------      -----------
     Rental equipment, net                         $    60,086      $    62,824
                                                   ===========      ===========

      Depreciation and amortization expense was $15.0 million and $16.7 million for the three months ended March 31, 2005 and 2004, respectively. Unamortized software costs totaled $34.3 million as of March 31, 2005 and $33.5 million as of December 31, 2004. Amortization expense on account of capitalized software totaled $0.9 million for both the three months ended March 31, 2005 and 2004.

      Current liabilities

      Accounts payable and accrued liabilities consisted of the following at March 31, 2005 and December 31, 2004:

                                                   (Restated)
                                                    March 31,       December 31,
                                                      2005              2004
                                                   -----------      ------------
Accounts payable                                   $    24,064      $    42,118
Income taxes payable                                       447            3,682
Group medical insurance payable                          3,898            4,844
Accrued compensation and benefits                        5,888            8,756
Other non-income taxes payable                           5,661            5,796
Other accrued liabilities                               16,904           15,144
                                                   -----------      -----------
     Accounts payable and accrued liabilities      $    56,862      $    80,340
                                                   ===========      ===========

      Comprehensive income

      Comprehensive income consisted of the following for the three months ended March 31, 2005 and 2004:

                                                    For the three months ended
                                                             March 31,
                                                   ----------------------------
                                                    (Restated)
                                                       2005             2004
                                                   -----------      -----------
Net income                                         $     1,508      $     5,184
Translation adjustment                                    (870)             357
                                                   -----------      -----------
     Comprehensive income                          $       638      $     5,541
                                                   ===========      ===========

                          IMAGISTICS INTERNATIONAL INC.
            Notes to Consolidated Financial Statements - (continued)

      Treasury stock

      The following table summarizes the Company's treasury stock transactions:

                                                                  Treasury stock
                                                          ----------------------------
                                                             Shares            Cost
                                                          -----------      -----------
Balance at December 31, 2004                                3,703,065      $    85,620
Purchases under stock buy back program                        143,364            4,683
Sales to employees under employee stock purchase plan            (268)              (5)
                                                          -----------      -----------
Balance at March 31, 2005                                   3,846,161      $    90,298
                                                          ===========      ===========

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

                                                            For the three months ended
                                                                     March 31,
                                                           ---------------------------
                                                               2005            2004
                                                           -----------     -----------
Revenues:
     North America                                         $   136,526     $   152,633
     United Kingdom                                              5,595           5,689
                                                           -----------     -----------
         Total revenues                                    $   142,121     $   158,322
                                                           ===========     ===========

                                                           For the three months ended
                                                                     March 31,
                                                           ---------------------------
                                                           (Restated)
                                                              2005             2004
                                                           -----------     -----------
Income before income taxes:
     North America                                         $     1,755     $     8,045
     United Kingdom                                                840           1,051
                                                           -----------     -----------
         Total income before income taxes                  $     2,595     $     9,096
                                                           ===========     ===========

      Revenues from Pitney Bowes, substantially all of which are generated in the North America segment, consisted of the following for the three months ended March 31, 2005 and 2004:

                                                            For the three months ended
                                                                     March 31,
                                                           ---------------------------
                                                               2005            2004
                                                           -----------     -----------
Revenues from Pitney Bowes:
     Pitney Bowes of Canada                                $     2,085     $    10,143
     Other subsidiaries of Pitney Bowes                          3,326           5,407
                                                           -----------     -----------
         Sub-total                                               5,411          15,550
     Pitney Bowes Credit Corporation                            21,122          19,648
                                                           -----------     -----------
         Total                                             $    26,533     $    35,198
                                                           ===========     ===========

                          IMAGISTICS INTERNATIONAL INC.
            Notes to Consolidated Financial Statements - (continued)

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

      The following tables show identifiable long-lived assets and total assets for each reportable segment at March 31, 2005 and December 31, 2004:

                                                         March 31,      December 31,
                                                           2005             2004
                                                       ------------     ------------
Identifiable long-lived assets:
     North America                                     $    187,042     $    190,926
     United Kingdom                                           2,859            2,974
                                                       ------------     ------------
         Total identifiable long-lived assets          $    189,901     $    193,900
                                                       ============     ============

Total assets:
     North America                                     $    433,529     $    450,898
     United Kingdom                                          18,120           16,638
                                                       ------------     ------------
         Total assets                                  $    451,649     $    467,536
                                                       ============     ============

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

      A reconciliation of the basic and diluted earnings per share computation is as follows:

                                                                 For the three months ended
                                                                          March 31,
                                                                -----------------------------
                                                                 (Restated)
                                                                    2005            2004
                                                                -----------     -----------
Net income available to common stockholders                     $     1,508     $     5,184
                                                                ===========     ===========

Weighted average common shares for basic earnings per share      16,134,324      16,385,689
      Add: dilutive effect of restricted stock                       44,336         211,994
      Add: dilutive effect of stock options                         398,540         514,088
                                                                -----------     -----------
Weighted average common shares and equivalents
for diluted earnings per share                                   16,577,200      17,111,771
                                                                ===========     ===========

Basic earnings per share                                        $      0.09     $      0.31
Diluted earnings per share                                      $      0.09     $      0.30

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

8. Long-Term Debt

      Long-term debt consisted of the following at March 31, 2005 and December 31, 2004:

                                                               March 31,       December 31,
                                                                 2005              2004
                                                             ------------      ------------
Revolving Credit Facility                                    $     27,000      $     18,000
Term Loan                                                          52,768            52,904
Less: current maturities                                             (545)             (545)
                                                             ------------      ------------
     Total long-term debt                                    $     79,223      $     70,359
                                                             ============      ============

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

                          IMAGISTICS INTERNATIONAL INC.
            Notes to Consolidated Financial Statements - (continued)

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion should be read in conjunction with the audited consolidated financial statements and the notes thereto, included in our latest Annual Report on Form 10-K for the year ended December 31, 2004 filed with the United States Securities and Exchange Commission on March 10, 2005, as well as the unaudited consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q/A (Amendment No. 1). This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Please see "Risk Factors That Could Cause Results To Vary" and "Special Note About Forward-Looking Statements" for a discussion of the uncertainties, risks and assumptions associated with these forward-looking statements. Our actual results could differ materially from those forward-looking statements discussed in this section. For the purposes of the following discussion, unless the context otherwise requires, "Imagistics International Inc.," "Imagistics," "We" and "Our," refers to Imagistics International Inc. and subsidiaries.

RESTATEMENT OF QUARTERLY FINANCIAL STATEMENTS

      Subsequent to the issuance of our March 31, 2005 financial statements, we discovered an error in the calculation of share-based compensation expense in accordance with Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 123(R), "Share-Based Payment," related to the recognition of share-based compensation expense for awards subject to acceleration of vesting for retirement eligible employees. Prior to the adoption of SFAS No. 123(R) on January 1, 2005, we accounted for share-based compensation expense under the recognition and measurement provisions of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" and followed the accepted practice of recognizing share-based compensation expense over the explicit vesting period. SFAS No. 123(R) requires the immediate recognition at the grant date of the full share-based compensation expense for grants to retirement eligible employees, as the explicit vesting period is non-substantive. Upon adoption of SFAS No. 123(R) on January 1, 2005, we continued to follow the practice of recognizing share-based compensation expense over the explicit service period in error. The error resulted in a $1.1 million understatement of share-based compensation expense in the quarterly period ended March 31, 2005. The effect of this restatement is to accelerate the non-cash share-based compensation expense of grants to retirement eligible employees in January 2005 to the first quarter of 2005 rather than recognizing the share-based compensation expense over the explicit three-year vesting period. As a result, income before income taxes was reduced by $1.1 million, net income was reduced by $0.6 million and both basic and diluted earnings per share were reduced by $0.04 for the quarterly period ended March 31, 2005. See Note 2 of the "Notes to Consolidated Financial Statements" included in Part 1, Item 1. All applicable amounts in the Management's Discussion and Analysis of Financial Condition and Results of Operations have been restated.

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

      Share-based employee compensation

      We adopted SFAS No. 123(R), "Share-Based Payment" on January 1, 2005. SFAS No. 123(R) establishes the accounting for share-based compensation and requires companies to measure and recognize compensation expense for all share-based payments at fair value. Accordingly, share-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as expense over the requisite service period. We elected to adopt the modified retrospective application method as provided by SFAS No. 123(R) and financial statement amounts for all prior years for which SFAS No. 123, "Accounting for Stock-Based Compensation" was effective have been restated to give effect to the fair value-based method of accounting under SFAS No. 123(R).

Revenue

(Dollars in thousands)

      The following table shows our revenue sources by segment for the periods indicated.

                                                    For the three months ended
                                                            March 31,
                                                  ------------------------------
                                                      2005              2004
                                                  ------------      ------------
North America                                     $    136,526      $    152,633
United Kingdom                                           5,595             5,689
                                                  ------------      ------------
     Total revenue                                $    142,121      $    158,322
                                                  ============      ============

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

                                          For the three months ended
                                                   March 31,
                                -----------------------------------------------
                                          2005                     2004
                                ---------------------     ---------------------
                                               Growth                    Growth
                                  Revenue       Rate       Revenue        Rate
                                ----------     ------     ----------    -------
Sales
    Copier/MFP products         $   56,287       8.1%     $   52,058      15.8%
    Facsimile products              14,488     (28.8%)        20,354      (6.4%)
    Pitney Bowes of Canada           2,085     (79.4%)        10,143      59.3%
                                ----------                ----------
    Total sales                     72,860     (11.7%)        82,555      13.0%

Rentals
    Copier/MFP products             27,569       5.4%         26,149       6.1%
    Facsimile products              20,016     (29.2%)        28,262     (12.8%)
                                ----------                ----------
    Total rentals                   47,585     (12.5%)        54,411       4.7%

Support services
    Copier/MFP products             19,954       2.2%         19,523       5.8%
    Facsimile products               1,722      (6.1%)         1,833     (21.8%)
                                ----------                ----------
    Total support services          21,676       1.5%         21,356       2.7%
                                ----------                ----------
    Total revenue               $  142,121     (10.2%)    $  158,322       4.9%
                                ==========                ==========

      The following table shows our revenue and growth rates versus the prior year for our three business lines, for the periods indicated. Sales to Pitney Bowes of Canada are presented separately as it operates under a separate reseller agreement.

                                           For the three months ended
                                                     March 31,
                                ------------------------------------------------
                                         2005                      2004
                                ---------------------     ----------------------
                                               Growth                   Growth
                                  Revenue       Rate        Revenue      Rate
                                ----------    -------     ----------    --------
Revenue
    Copier/MFP products         $  103,810      6.2%      $   97,730     11.0%
    Facsimile products              36,226    (28.2%)         50,449    (10.7%)
                                ----------                ----------
    Revenue excluding
    Pitney Bowes of Canada         140,036     (5.5%)        148,179      2.5%
    Pitney Bowes of Canada           2,085    (79.4%)         10,143     59.3%
                                ----------                ----------
Total revenue                   $  142,121    (10.2%)     $  158,322      4.9%
                                ==========                ==========

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

Results of Operations

      The following table shows our statement of income data, expressed as a percentage of total revenue, for the periods indicated. The table also shows cost of sales as a percentage of sales revenue, cost of rentals as a percentage of rental revenue and our effective tax rate:

                                                    As a % of total revenue, except as noted
                                                           For the three months ended
                                                                   March 31,
                                                    ----------------------------------------
                                                           (Restated)
                                                              2005             2004
                                                          -----------      -----------
Equipment sales                                                28%              28%
Supplies sales                                                 23%              24%
                                                          -----------      -----------
    Total sales                                                51%              52%
Equipment rentals                                              34%              34%
Support services                                               15%              14%
                                                          -----------      -----------
    Total revenue                                             100%             100%

Cost of sales                                                  29%              31%
Cost of rentals                                                10%              10%
Selling, service and administrative expenses                   58%              53%
                                                          -----------      -----------
    Operating income                                            3%               6%

Interest expense                                                1%               1%
                                                          -----------      -----------
    Income before income taxes                                  2%               5%
Provision for income taxes                                      1%               2%
                                                          -----------      -----------
    Net income                                                  1%               3%
                                                          ===========      ===========

Cost of sales as a percentage of sales revenue               58.1%            59.3%
                                                          ===========      ===========

Cost of rentals as a percentage of rental revenue            29.9%            29.0%
                                                          ===========      ===========

Effective tax rate                                           41.9%            43.0%
                                                          ===========      ===========

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

      Selling, service and administrative expenses. Selling, service and administrative expenses of $81.9 million were 57.6% of total revenue for the three months ended March 31, 2005 compared with $83.6 million, or 52.8% of total revenue for the three months ended March 31, 2004. Selling, service and administrative expenses decreased versus the prior year primarily resulting from lower ERP-implementation and related administrative support costs and lower compensation and benefit expenses relating to reduced headcount. This was partially offset by higher operating expenses associated with direct distribution expansion and a higher proportion of ERP costs expensed versus the prior year. In addition, selling, service and administrative expenses for the three months ended March 31, 2005 included $0.7 million in restructuring charges as a result of the closing of our National Remanufacturing Center (see "Restructuring Charges" below) and $1.8 million in severance charges resulting from cost reduction actions due to a reduction in staff of approximately 100 employees in the first quarter of 2005, which increased selling, service and administrative expenses by 3.3%.

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

      The ratio of current assets to current liabilities increased to 3.7 to 1 at March 31, 2005 compared to 2.9 to 1 at December 31, 2004 due to a decrease in accounts payable and accrued liabilities, partially offset by decreases in inventories and accounts receivable. At March 31, 2005, our total debt as a percentage of total capitalization increased to 22.0% from 20.0% at December 31, 2004 due to an increase in our debt and stock repurchases under our stock buyback program.

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

      Net cash provided by operating activities was $6.0 million for the three months ended March 31, 2005 compared with net cash used in operating activities of $4.4 million for the three months ended March 31, 2004. Net income was $1.5 million and $5.2 million for the three months ended March 31, 2005 and 2004, respectively. Non-cash charges for depreciation and amortization, provisions for bad debt and inventory obsolescence in the aggregate provided cash of $19.5 million and $20.8 million for the three months ended March 31, 2005 and 2004, respectively. Changes in the principal components of working capital required $16.4 million and $28.9 million of cash in the three months ended March 31, 2005 and 2004, respectively. Of the $16.4 million increase in our working capital requirements in the three months ended March 31, 2005, $24.2 million resulted from a decrease in accounts payable and accrued liabilities consisting of $16.6 million related to timing of payments for inventory shipped from Asia in late 2004, $5.0 million of incentive compensation payments and $2.6 related to timing of other payments, and $1.8 million resulted from an increase in accrued billings related to timing of invoicing to customers. This was partially offset by a decrease in inventories of $5.6 million due to reduced inventory levels and a decrease in accounts receivable of $4.0 million resulting from improved collection activity. Of the $28.9 million increase in our working capital requirements in the three months ended March 31, 2004, $13.7 million resulted from an increase in accounts receivable due to delays in collections resulting from customer inquiries related to changes to the Company's billing policies and invoice format associated with the implementation of our ERP system, $13.1 million resulted from a decrease in accounts payable and accrued liabilities consisting of $6.9 million related to timing of payments for inventory shipped from Asia in late 2003, $4.9 million of incentive compensation payments and $2.4 million related to timing of insurance payments.

      Net cash used in investing activities was $11.5 million and $16.4 million for the three months ended March 31, 2005 and 2004, respectively. Investment in rental equipment assets totaled $9.4 million and $9.8 million for the three months ended March 31, 2005 and 2004, respectively. The reduced level of rental asset expenditures resulted primarily from lower facsimile placements. Capital expenditures for property, plant and equipment were $2.1 million and $2.8 million for the three months ended March 31, 2005 and 2004, respectively, of which the investment in our ERP system accounted for $1.3 million and $1.7 million, respectively.

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

Risk Factors that Could Cause Results to Vary

      Risk Factors relating to our business

      The document imaging and management industry is undergoing an evolution in product offerings, moving toward the use or networked, digital and color technology in a multifuncitonal office environment. Our continued success will depend to a great extent on our ability to respond to this changing environment by developing new options and document imaging solutions for our customers.

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

      An acceleration in the decline in facsimile revenues would have an adverse effect on our results of operations and financial condition.

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

ITEM 4. CONTROLS AND PROCEDURES

      Restatement of Quarterly Financial Statements

      Subsequent to the issuance of our March 31, 2005 financial statements, we discovered an error in the calculation of share-based compensation expense in accordance with Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 123(R), "Share-Based Payment," related to the recognition of share-based compensation expense for awards subject to acceleration of vesting for retirement eligible employees. Prior to the adoption of SFAS No. 123(R) on January 1, 2005, we accounted for share-based compensation expense under the recognition and measurement provisions of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" and followed the accepted practice of recognizing share-based compensation expense over the explicit vesting period. SFAS No. 123(R) requires the immediate recognition at the grant date of the full share-based compensation expense for grants to retirement eligible employees, as the explicit vesting period is non-substantive. Upon adoption of SFAS No. 123(R) on January 1, 2005, we continued to follow the practice of recognizing share-based compensation expense over the explicit service period in error. The error resulted in a $1.1 million understatement of share-based compensation expense in the quarterly period ended March 31, 2005 (see Note 2 of the "Notes to Consolidated Financial Statements"). The restatement reflects adjustments, which are corrections of errors in the application of U.S. generally accepted accounting principles
(GAAP) related to our early adoption of SFAS No. 123(R) for the non-substantive vesting period conditions for retirement eligible employees.

      Disclosure controls and procedures

      We are responsible for maintaining disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, (the "Exchange Act") as amended, that are designed to ensure that information required to be disclosed in the Company's filings under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), as appropriate, to allow timely decisions regarding required disclosure.

      Because of the inherent limitations in all control systems, internal control over financial reporting may not prevent or detect misstatements. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

      In connection with the restatement described above, under the direction of our CEO and CFO, we reevaluated our disclosure controls and procedures and identified a material weakness in our internal control over financial reporting with respect the accounting for share-based compensation expense for the non-substantive vesting period conditions under SFAS No. 123(R).

      As a result of this material weakness, we concluded that our disclosure controls and procedures were not effective as of March 31, 2005.

      Changes in internal control / remediation of material weakness in internal control

      We are confident that, as of the date of this filing, we have fully remediated the material weakness in our internal control over financial reporting with respect to accounting for share-based compensation expense under SFAS No. 123(R). The remediation actions included enhancing the process used to prepare and review the calculation of share-based compensation expense under the provisions of SFAS No. 123(R) and strengthening our internal process to analyze and interpret new accounting pronouncements and related interpretations.

      In connection with this amended Form 10-Q/A, under the direction of our CEO and CFO, we have evaluated our disclosure controls and procedures as currently in effect, including the remedial action discussed above, and we have concluded that, as of this date, our disclosure controls and procedures are effective.

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

      Other than the subsequent remedial action described above, there have been no changes in the company's internal control over financial reporting that occurred during the quarter covered by this report that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      The following table provides information with respect to the purchase of shares of our common stock under the stock buyback program during each month in the first quarter of 2005, which includes shares repurchased in connection with tax withholdings on restricted stock:

(Dollars in thousands, except per share data)
                                                                                 Total number of        Approximate dollar
                                            Total number                         shares purchased      value of shares that
                                              of shares       Average price    as part of publicly     may yet be purchased
                 Period                       purchased      paid per share       announced plan           under the plan
------------------------------------        ------------     --------------    -------------------     --------------------
January 1, 2005 - January 31, 2005             124,364            $ 32.40             124,364                 $15,188
February 1, 2005 - February 28, 2005                --            $    --                  --                 $15,188
March 1, 2005 - March 31, 2005                  19,000            $ 34.47              19,000                 $14,533
                                             ---------                             ----------
Total                                          143,364            $ 32.67             143,364
                                             =========                             ==========

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

10.48       Form of Non-Qualified Stock Option Award Agreement to 2001 Stock
            Plan (14)

10.49       Form of Restricted Stock Award Agreement to 2001 Stock Plan (14)

10.50 Amendment to the Imagistics International Inc. Non-Employee Directors' Stock Plan (15)

10.51       Form of Non-Employee Directors' Stock Plan Agreement to 2001 Stock
            Plan (15)

10.52 Amendment No. 7 to Credit Agreement between Imagistics International Inc. and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Syndication Agent, Bank of America, as Administrative Agent, and the Lenders identified therein

31.1 Certification of the Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of the Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32 Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
            Section 906 of the Sarbanes-Oxley Act of 2002

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

Date: June 17, 2005                              Imagistics International Inc.
                                                 -------------------------------
                                                 (Registrant)


                                         By      /s/ Timothy E. Coyne
                                                 -------------------------------
                                         Name:   Timothy E. Coyne
                                         Title:  Chief Financial Officer
                                                 and Authorized Signatory