Form 10-Q
period 2005-06-30
IMAGISTICS INTERNATIONAL INC
filed 2005-08-05
CIK 1137019

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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

Number of shares of Imagistics Common Stock, par value $0.01 per share, outstanding as of July 31, 2005: 15,461,760

================================================================================

                          IMAGISTICS INTERNATIONAL INC.

                                TABLE OF CONTENTS

PART 1 -  FINANCIAL INFORMATION......................................................................................   3

ITEM 1.   FINANCIAL STATEMENTS.......................................................................................   3
          Consolidated Statements of Income for the three and six months ended June 30, 2005 and 2004 (Unaudited)....   3
          Consolidated Balance Sheets as of June 30, 2005 and December 31, 2004 (Unaudited)..........................   4
          Consolidated Statements of Cash Flows for the six months ended June 30, 2005 and 2004 (Unaudited)..........   5
          Notes to Consolidated Financial Statements.................................................................   6

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
            OF OPERATIONS............................................................................................  18

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.................................................  28

ITEM 4.   CONTROLS AND PROCEDURES....................................................................................  28

PART II - OTHER INFORMATION..........................................................................................  30

ITEM 1.   LEGAL PROCEEDINGS..........................................................................................  30

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS................................................  30

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........................................................  30

ITEM 6.   EXHIBITS...................................................................................................  31

SIGNATURES...........................................................................................................  33

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          IMAGISTICS INTERNATIONAL INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                    FOR THE THREE MONTHS ENDED     FOR THE SIX MONTHS ENDED
                                                             JUNE 30,                      JUNE 30,
                                                    --------------------------    --------------------------
                                                        2005           2004           2005           2004
                                                    -----------    -----------    -----------    -----------
Revenue:
    Sales                                           $    76,299    $    75,190    $   149,159    $   157,745
    Rentals                                              46,236         54,179         93,821        108,590
    Support services                                     23,147         22,158         44,823         43,514
                                                    -----------    -----------    -----------    -----------
Total revenue                                           145,682        151,527        287,803        309,849
    Cost of sales                                        42,476         42,416         84,784         91,362
    Cost of rentals                                      14,645         15,333         28,876         31,123
    Selling, service and administrative expenses         75,882         83,110        157,741        166,665
                                                    -----------    -----------    -----------    -----------
Operating income                                         12,679         10,668         16,402         20,699
    Interest expense                                      1,143            876          2,271          1,811
                                                    -----------    -----------    -----------    -----------
Income before income taxes                               11,536          9,792         14,131         18,888
    Provision for income taxes                            4,834          4,153          5,921          8,065
                                                    -----------    -----------    -----------    -----------
Net income                                          $     6,702    $     5,639    $     8,210    $    10,823
                                                    ===========    ===========    ===========    ===========

Earnings per share:
    Basic                                           $      0.42    $      0.35    $      0.51    $      0.66
                                                    ===========    ===========    ===========    ===========
    Diluted                                         $      0.41    $      0.33    $      0.50    $      0.63
                                                    ===========    ===========    ===========    ===========

Shares used in computing earnings per share:
    Basic                                            16,047,780     16,248,921     16,038,290     16,331,467
                                                    ===========    ===========    ===========    ===========
    Diluted                                          16,397,975     16,951,223     16,419,170     17,034,653
                                                    ===========    ===========    ===========    ===========

Prior period restated to include the impact of share-based compensation expense (see Note 2 for details).

                 See Notes to Consolidated Financial Statements

                          IMAGISTICS INTERNATIONAL INC.

                           CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                      JUNE 30,      DECEMBER 31,
                                                                                        2005            2004
                                                                                    -----------     ------------
Assets
Current assets:
    Cash                                                                            $    11,419     $    12,800
    Accounts receivable, net of allowances of $10,703 and $14,991
      at June 30, 2005 and December 31, 2004, respectively                               99,340         105,680
    Accrued billings, net                                                                28,426          29,032
    Inventories                                                                          82,730          94,747
    Current deferred taxes on income                                                     23,285          24,827
    Other current assets and prepaid expenses                                             5,356           6,550
                                                                                    -----------     -----------
        Total current assets                                                            250,556         273,636
Property, plant and equipment, net                                                       58,487          60,326
Rental equipment, net                                                                    59,048          62,824
Goodwill                                                                                 70,155          66,305
Other assets                                                                              3,701           4,445
                                                                                    -----------     -----------
        Total assets                                                                $   441,947     $   467,536
                                                                                    ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt                                               $       545     $       545
    Accounts payable and accrued liabilities                                             57,562          80,340
    Advance billings                                                                     13,892          14,808
                                                                                    -----------     -----------
        Total current liabilities                                                        71,999          95,693
Long-term debt                                                                           80,586          70,359
Deferred taxes on income                                                                 14,328          15,188
Other liabilities                                                                         1,069           2,999
                                                                                    -----------     -----------
        Total liabilities                                                               167,982         184,239
Commitments and contingencies (see Note 9)
Stockholders' equity:
    Preferred stock ($1.00 par value; 10,000,000 shares authorized, none issued)             --              --
    Common stock ($0.01 par value; 150,000,000 shares authorized, 20,210,421 and
      20,008,325 issued at June 30, 2005 and December 31, 2004, respectively)               202             200
    Additional paid-in-capital                                                          320,367         315,090
    Retained earnings                                                                    58,265          50,055
    Treasury stock, at cost (4,477,779 and 3,703,065 shares at
      June 30, 2005 and December 31, 2004, respectively)                               (107,417)        (85,620)
    Accumulated other comprehensive income                                                2,548           3,572
                                                                                    -----------     -----------
        Total stockholders' equity                                                      273,965         283,297
                                                                                    -----------     -----------
        Total liabilities and stockholders' equity                                  $   441,947     $   467,536
                                                                                    ===========     ===========

Prior period restated to include the impact of share-based compensation expense (see Note 2 for details).

                 See Notes to Consolidated Financial Statements

                          IMAGISTICS INTERNATIONAL INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                 FOR THE SIX MONTHS ENDED
                                                                         JUNE 30,
                                                                 ------------------------
                                                                    2005           2004
                                                                 ---------      ---------
Cash flows from operating activities:
    Net income                                                   $   8,210      $  10,823
    Adjustments to reconcile net income to net cash
    provided by operating activities:
       Depreciation and amortization                                29,874         32,794
       Provision for bad debt                                        4,052          6,385
       Provision for inventory obsolescence                          1,246          2,513
       Share-based compensation expense                              2,439          2,678
       Excess tax benefits from stock-based compensation              (636)          (741)
       Deferred taxes on income                                        681         (3,332)
       Non-cash restructuring impairment charges                       476             --
       Change in assets and liabilities, net of acquisitions:
          Accounts receivable                                        3,640        (17,331)
          Accrued billings                                             606         (3,798)
          Inventories                                               12,498          3,504
          Other current assets and prepaid expenses                  1,197            (52)
          Accounts payable and accrued liabilities                 (25,712)        (6,424)
          Advance billings                                          (1,100)        (2,217)
       Other, net                                                   (1,905)            53
                                                                 ---------      ---------
          Net cash provided by operating activities                 35,566         24,855
Cash flows from investing activities:
    Expenditures for rental equipment assets                       (20,242)       (21,334)
    Expenditures for property, plant and equipment                  (3,083)        (6,673)
    Acquistions, net of cash acquired                               (4,421)        (9,737)
                                                                 ---------      ---------
          Net cash used in investing activities                    (27,746)       (37,744)
Cash flows from financing activities:
    Exercises of stock options, including sales
       under employee stock purchase plan                            2,813          2,359
    Excess tax benefits from share-based compensation                  636            741
    Purchases of treasury stock                                    (22,326)       (12,277)
    Repayments under term loan                                        (273)          (273)
    Net borrowings under revolving credit facility                  10,500         10,000
                                                                 ---------      ---------
          Net cash (used in) provided by financing activities       (8,650)           550
                                                                 ---------      ---------
Effect of exchange rates on cash                                      (551)            97
Decrease in cash                                                    (1,381)       (12,242)
Cash at beginning of period                                         12,800         22,938
                                                                 ---------      ---------
Cash at end of period                                            $  11,419      $  10,696
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

1. DESCRIPTION OF THE BUSINESS

      Imagistics International Inc. (the "Company" or "Imagistics") is an independent direct sales, service and marketing organization offering business document imaging and management solutions, including copiers, multifunctional products, often referred to as MFPs, and facsimile machines, in the United States, the United Kingdom and parts of Canada. The Company's primary customers include large corporate and government entities and mid-size and regional businesses. MFPs offer the multiple functionality of printing, copying, scanning and faxing in a single unit. In addition, the Company offers a range of document imaging options including digital, color and/or networked products and systems.

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

      The Company believes that the disclosures contained in the unaudited interim consolidated financial statements are adequate to keep the information presented from being misleading. The results for the three and six months ended June 30, 2005 are not necessarily indicative of the results for the full year. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004 filed with the SEC on March 10, 2005.

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

      Share-based employee compensation

      The Company adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 123(R), "Share-Based Payment" on January 1, 2005. SFAS No. 123(R) establishes the accounting for share-based compensation and requires companies to measure and recognize compensation expense for all share-based payments at fair value. Accordingly, share-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as expense over the requisite service period. The Company elected to adopt the modified retrospective application method as provided by SFAS No. 123(R) and financial statement amounts for all prior years for which SFAS No. 123, "Accounting for Share-Based Compensation" was effective have been restated to give effect to the fair value-based method of accounting under SFAS No. 123(R).

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

      Share-based compensation expense was $0.6 million and $2.4 million for the three and six months ended June 30, 2005 and $1.2 million and $2.7 million for the three and six months ended June 30, 2004, respectively. As of June 30, 2005, approximately $3.7 million of total unrecognized compensation costs related to non-vested shares is expected to be recognized over a weighted average period of approximately three years. These costs will be recognized over a three-year period for employees that are not retirement eligible and over a shorter period for those that are or become retirement eligible within the three-year vesting period.

      For the three months ended June 30, 2004, the adoption of SFAS No. 123(R) resulted in a reduction in income before income taxes of $0.8 million, a reduction in net income of $0.5 million and a reduction in basic and diluted earnings per share of $0.03. For the six months ended June 30, 2004, the adoption of SFAS No. 123(R) resulted in a reduction in income before income taxes of $1.8 million, a reduction in net income of $1.0 million and a reduction in basic and diluted earnings per share of $0.07.

      The following table details the retrospective application method impact of SFAS No. 123(R) on previously reported results:

                                                                               AS
                                                          ADOPTION OF      PREVIOUSLY
                                                        SFAS NO. 123(R)     REPORTED
                                                        ---------------   ------------
FOR THE THREE MONTHS ENDED JUNE 30, 2004:

Operating income                                         $    10,668      $    11,481
Income before income taxes                               $     9,792      $    10,605
Provision for income taxes                               $     4,153      $     4,497
Net income                                               $     5,639      $     6,108

Earnings per share:
     Basic                                               $      0.35      $      0.38
     Diluted                                             $      0.33      $      0.36

FOR THE SIX MONTHS ENDED JUNE 30, 2004:

Operating income                                         $    20,699      $    22,500
Income before income taxes                               $    18,888      $    20,689
Provision for income taxes                               $     8,065      $     8,834
Net income                                               $    10,823      $    11,855

Earnings per share:
     Basic                                               $      0.66      $      0.73
     Diluted                                             $      0.63      $      0.70

Net cash provided by operating activities                $    24,855      $    25,693
Net cash provided by (used in) financing activities      $       550      $      (191)

FOR THE YEAR ENDED DECEMBER 31, 2004:

Deferred taxes on income                                 $    15,188      $    21,442
Total liabilities                                        $   184,239      $   190,493
Additional paid-in-capital                               $   315,724      $   299,601
Retained earnings                                        $    50,055      $    59,924
Total stockholders' equity                               $   283,297      $   277,043
Total liabilities and stockholders' equity               $   467,536      $   467,536

                          IMAGISTICS INTERNATIONAL INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

      The Company evaluated its valuation method and assumptions in connection with SFAS No. 123(R). The Company determined that the use of a Black-Scholes valuation method was appropriate, which is consistent with the Company's pro forma disclosures under the fair value recognition provisions of SFAS No. 123. The Company believes it has used appropriate assumptions in accordance with SFAS No. 123(R) to estimate the fair value of its stock options and its employee stock purchase plan in the second quarter of 2005.

      Prior to the adoption of SFAS No. 123(R) on January 1, 2005, the Company accounted for share-based compensation expense under the recognition and measurement provisions of APB No. 25, "Accounting for Stock Issued to Employees" and followed the accepted practice of recognizing share-based compensation expense over the explicit vesting period. SFAS No. 123(R) requires the immediate recognition at the grant date of the full share-based compensation expense for grants to retirement eligible employees, as the explicit vesting period is non-substantive. If the Company applied the non-substantive vesting condition to prior periods, for the three months ended June 30, 2004, compensation expense would have amounted to $1.0 million compared with $1.2 million under the recognition and measurement provisions of APB No. 25 and for the six months ended June 30, 2004, compensation expense would have amounted to $2.0 million compared with $2.7 million under the recognition and measurement provisions of APB No. 25.

      The following table illustrates the effect on net income and earnings per share if the Company had applied the non-substantive vesting condition requirements of SFAS No. 123(R) for the three and six months ended June 30, 2004:

                                                                     FOR THE THREE MONTHS ENDED   FOR THE SIX MONTHS ENDED
                                                                            JUNE 30, 2004              JUNE 30, 2004
                                                                            -------------              -------------
Net income, as reported                                                     $       6,108              $      11,855
Add: Stock-based compensation expense
     included in net income, net of related tax effects                               247                        503
Deduct: Total stock-based compensation expense based on the
     non-substantive vesting condition, net of related tax effects                   (577)                    (1,164)
                                                                            -------------              -------------
Pro forma net income                                                        $       5,778              $      11,194
                                                                            =============              =============

Basic earnings per share:
     As reported                                                            $        0.38              $        0.73
     Pro forma                                                              $        0.36              $        0.68

Diluted earnings per share:
     As reported                                                            $        0.36              $        0.70
     Pro forma                                                              $        0.35              $        0.65

The following table summarizes the Company's stock options outstanding and exercisable as of June 30, 2005:

                                  OPTIONS OUTSTANDING                                  OPTIONS EXERCISABLE
                   --------------------------------------------------    -------------------------------------------------
                                 WEIGHTED     WEIGHTED                                 WEIGHTED     WEIGHTED
                                  AVERAGE     AVERAGE      AGGREGATE                    AVERAGE     AVERAGE     AGGREGATE
                                CONTRACTUAL   EXERCISE     INTRINSIC                  CONTRACTUAL   EXERCISE    INTRINSIC
EXERCISE PRICE       SHARES        TERM        PRICE         VALUE         SHARES        TERM        PRICE        VALUE
                   ----------   -----------   --------    -----------    ----------   -----------   --------   -----------
$ 6.89 - $13.46        88,014        4        $  9.93     $ 1,834,407        88,014        6        $  9.93    $ 1,834,407
$13.85 - $18.91       868,309        7        $ 14.09      14,479,414       864,159        6        $ 14.07     14,430,079
$19.48 - $28.81       242,461        8        $ 20.70       2,441,352       125,803        8        $ 19.93      1,363,720
$32.25 - $46.13       269,861        7        $ 33.37        (701,954)       10,214        9        $ 39.05        (84,616)
                   ----------                             -----------    ----------                            -----------
                    1,468,645        7        $ 18.48     $18,053,219     1,088,190        7        $ 14.65    $17,543,590
                   ==========                             ===========    ==========                            ===========

                          IMAGISTICS INTERNATIONAL INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

3. SUPPLEMENTAL INFORMATION

      Inventories

      Inventories consisted of the following at June 30, 2005 and December 31, 2004:

                                                       JUNE 30,     DECEMBER 31,
                                                         2005           2004
                                                     -----------    ------------
Finished products                                    $    44,115    $    52,960
Supplies and service parts                                38,615         41,787
                                                     -----------    -----------
     Total inventories                               $    82,730    $    94,747
                                                     ===========    ===========

      Fixed assets and rental equipment assets

      Fixed assets and rental equipment assets consisted of the following at June 30, 2005 and December 31, 2004:

                                                       JUNE 30,     DECEMBER 31,
                                                         2005           2004
                                                     -----------    ------------
Land                                                 $     1,356    $     1,356
Buildings and leasehold improvements                      12,204         12,282
Machinery and equipment                                   27,686         26,679
Computers and software                                    63,245         61,007
                                                     -----------    -----------
     Property, plant and equipment, gross                104,491        101,324
Accumulated depreciation                                 (46,004)       (40,998)
                                                     -----------    -----------
     Property, plant and equipment, net              $    58,487    $    60,326
                                                     ===========    ===========

Rental equipment, gross                              $   292,058    $   304,005
Accumulated depreciation                                (233,010)      (241,181)
                                                     -----------    -----------
     Rental equipment, net                           $    59,048    $    62,824
                                                     ===========    ===========

      Depreciation and amortization expense was $14.8 million and $29.9 million for the three and six months ended June 30, 2005 and $16.2 million and $32.8 million for the three and six months ended June 30, 2004, respectively. Unamortized software costs totaled $33.1 million as of June 30, 2005 and $33.5 million as of December 31, 2004. Amortization expense on account of capitalized software totaled $1.0 million and $2.0 million for each of the three and six months ended June 30, 2005 and 2004, respectively.

      Current liabilities

      Accounts payable and accrued liabilities consisted of the following at June 30, 2005 and December 31, 2004:

                                                        JUNE 30,    DECEMBER 31,
                                                          2005          2004
                                                      -----------   ------------
Accounts payable                                      $    21,456   $    42,118
Income taxes payable                                        6,351         3,682
Group medical insurance payable                             4,007         4,844
Accrued compensation and benefits                           4,085         8,756
Other non-income taxes payable                              5,996         5,796
Other accrued liabilities                                  15,667        15,144
                                                      -----------   -----------
     Accounts payable and accrued liabilities         $    57,562   $    80,340
                                                      ===========   ===========

                          IMAGISTICS INTERNATIONAL INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

      Comprehensive income

      Comprehensive income consisted of the following for the three and six months ended June 30, 2005 and 2004:

                               FOR THE THREE MONTHS ENDED       FOR THE SIX MONTHS ENDED
                                        JUNE 30,                         JUNE 30,
                               --------------------------      --------------------------
                                  2005            2004            2005            2004
                               ----------      ----------      ----------      ----------
Net income                     $    6,702      $    5,639      $    8,210      $   10,823
Translation adjustment               (154)           (278)         (1,024)             80
                               ----------      ----------      ----------      ----------
     Comprehensive income      $    6,548      $    5,361      $    7,186      $   10,903
                               ==========      ==========      ==========      ==========

      Treasury stock

      The following table summarizes the Company's treasury stock transactions.

                                                                       TREASURY STOCK
                                                                  -----------------------
                                                                    SHARES        COST
                                                                  ----------   ----------
Balance at December 31, 2004                                       3,703,065   $   85,620
Purchases under stock buy back program                               796,784       22,326
Sales to employees under employee stock purchase plan                (22,070)        (529)
                                                                  ----------   ----------
Balance at June 30, 2005                                           4,477,779   $  107,417
                                                                  ==========   ==========

      Cash flow information

      Cash paid for income taxes was $2.0 million and $9.1 million for the six months ended June 30, 2005 and 2004, respectively. Cash paid for interest was $1.2 million and $1.3 million for the six months ended June 30, 2005 and 2004, respectively.

4. BUSINESS SEGMENT INFORMATION

      The Company operates in two reportable segments based on geographic area:
North America and the United Kingdom. Revenues are attributed to geographic regions based on where the revenues are derived.

                                              FOR THE THREE MONTHS ENDED        FOR THE SIX MONTHS ENDED
                                                       JUNE 30,                         JUNE 30,
                                              --------------------------      --------------------------
                                                 2005            2004            2005            2004
                                              ----------      ----------      ----------      ----------
Revenues:
     North America                            $  140,270      $  146,127      $  276,796      $  298,760
     United Kingdom                                5,412           5,400          11,007          11,089
                                              ----------      ----------      ----------      ----------
         Total revenues                       $  145,682      $  151,527      $  287,803      $  309,849
                                              ==========      ==========      ==========      ==========

Income before income taxes:
     North America                            $   10,988      $    8,913      $   12,963      $   16,958
     United Kingdom                                  548             879           1,168           1,930
                                              ----------      ----------      ----------      ----------
         Total income before income taxes     $   11,536      $    9,792      $   14,131      $   18,888
                                              ==========      ==========      ==========      ==========

                          IMAGISTICS INTERNATIONAL INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

      Revenues from Pitney Bowes, substantially all of which are generated in the North America segment, consisted of the following for the three and six months ended June 30, 2005 and 2004:

                                            FOR THE THREE MONTHS ENDED       FOR THE SIX MONTHS ENDED
                                                     JUNE 30,                        JUNE 30,
                                            --------------------------      --------------------------
                                               2005            2004            2005            2004
                                            ----------      ----------      ----------      ----------
Revenues from Pitney Bowes:
     Pitney Bowes of Canada                 $    1,200      $    1,604      $    3,285      $   11,747
     Other subsidiaries of Pitney Bowes          4,495           5,595           7,821          11,002
                                            ----------      ----------      ----------      ----------
         Sub-total                               5,695           7,199          11,106          22,749
     Pitney Bowes Credit Corporation            23,561          24,862          44,683          44,510
                                            ----------      ----------      ----------      ----------
         Total                              $   29,256      $   32,061      $   55,789      $   67,259
                                            ==========      ==========      ==========      ==========

      For the periods presented, Pitney Bowes Credit Corporation ("PBCC") was the Company's primary lease vendor. Although the Company expects PBCC to continue to be one of its principle lease vendors, the Company has established business relationships with other lease vendors on substantially similar terms. The Company believes that Pitney Bowes of Canada and other subsidiaries of Pitney Bowes have established relationships with other equipment vendors and the Company expects that its revenue from Pitney Bowes of Canada and other subsidiaries of Pitney Bowes will continue to decline. No other single customer or controlled group represented 10% or more of the Company's revenues.

      The following tables show identifiable long-lived assets and total assets for each reportable segment at June 30, 2005 and December 31, 2004.

                                                       JUNE 30,     DECEMBER 31,
                                                         2005           2004
                                                      ----------    ------------
Identifiable long-lived assets:
     North America                                    $  186,071     $  190,926
     United Kingdom                                        5,320          2,974
                                                      ----------     ----------
         Total identifiable long-lived assets         $  191,391     $  193,900
                                                      ==========     ==========

Total assets:
     North America                                    $  421,587     $  450,898
     United Kingdom                                       20,360         16,638
                                                      ----------     ----------
         Total assets                                 $  441,947     $  467,536
                                                      ==========     ==========

      Identifiable long-lived assets in North America included goodwill of $68.0 million and in the United Kingdom included goodwill of $2.2 million at June 30, 2005. Identifiable long-lived assets in North America included goodwill of $66.3 million at December 31, 2004.

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

                          IMAGISTICS INTERNATIONAL INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

5. RESTRUCTURING CHARGES

      On March 31, 2005, the Company announced the closing of its centralized National Remanufacturing Center in Milford, Connecticut to its employees and discontinued its remanufactured copier product line, substantially all of which was analog product. The restructuring plan was a result of the industry shift to digital technology, which resulted in a decrease in customer demand for remanufactured product. The Company's analysis of the marketplace confirmed that the customer demand for remanufactured copiers was in a steady state of decline. The Company will continue to recondition and refurbish digital products at its regional distribution centers. In accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," the Company recorded a liability in the first quarter of 2005 for the total estimated costs associated with the exit activity. In the first quarter of 2005, the Company recorded restructuring charges as a result of this activity of $1.8 million, which included $1.1 million in inventory write-offs, $0.4 million in asset impairment charges, $0.2 million in severance charges representing termination benefits for the staff reduction of nineteen employees and $0.1 million in fixed asset disposals. The inventory write-off charges in the amount of $1.1 million were classified in cost of sales and the remaining charges amounting to $0.7 million were classified in selling, service and administrative expenses. Cash charges of $0.1 million for both the three and six months ended June 30, 2005 represented severance payments for staff reductions. There were no additional restructuring charges incurred during the three months ended June 30, 2005. The Company completed the closing of the remanufacturing center in the second quarter of 2005. The restructuring activity is attributable to the Company's North America geographic segment.

6. EARNINGS PER SHARE CALCULATION

      Basic earnings per share was calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the applicable period. Diluted earnings per share was calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding plus all dilutive common stock equivalents outstanding during the applicable period. The calculation of diluted earnings per share did not include shares underlying approximately 272,093 and 269,861 options for the three and six months ended June 30, 2005 and approximately 9,200 options for both the three and six months ended June 30, 2004, respectively, since they were antidilutive for the periods presented.

      A reconciliation of the basic and diluted earnings per share computation is as follows:

                                                                FOR THE THREE MONTHS ENDED     FOR THE SIX MONTHS ENDED
                                                                          JUNE 30,                      JUNE 30,
                                                                --------------------------    --------------------------
                                                                    2005           2004           2005           2004
                                                                -----------    -----------    -----------    -----------
Net income available to common stockholders                     $     6,702    $     5,639    $     8,210    $    10,823
                                                                ===========    ===========    ===========    ===========

Weighted average common shares for basic earnings per share      16,047,780     16,248,921     16,038,290     16,331,467
      Add: dilutive effect of restricted stock                       29,760        214,143         28,440        208,951
      Add: dilutive effect of stock options                         320,435        488,159        352,440        494,235
                                                                -----------    -----------    -----------    -----------
Weighted average common shares and equivalents
for diluted earnings per share                                   16,397,975     16,951,223     16,419,170     17,034,653
                                                                ===========    ===========    ===========    ===========

Basic earnings per share                                        $      0.42    $      0.35    $      0.51    $      0.66
Diluted earnings per share                                      $      0.41    $      0.33    $      0.50    $      0.63

                          IMAGISTICS INTERNATIONAL INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

7. GOODWILL AND GOODWILL AMORTIZATION

      The Company accounts for goodwill in accordance with SFAS No. 142 "Goodwill and Other Intangible Assets," which requires that goodwill and certain other intangible assets having indefinite lives no longer be amortized to earnings, but instead be tested for impairment annually and on an interim basis if events or changes in circumstances indicate that goodwill might be impaired. The Company performed its annual test for impairment as of October 1, 2004 using the discounted cash flow valuation method. There was no impairment to the value of the Company's recorded goodwill. The carrying value of goodwill of $68.0 million as of June 30, 2005 is attributable to the North America geographic segment and $2.2 million is attributable to the United Kingdom geographic segment.

8. LONG-TERM DEBT

      Long-term debt consisted of the following at June 30, 2005 and December 31, 2004:

                                                      JUNE 30,      DECEMBER 31,
                                                        2005            2004
                                                     ----------     ------------
Revolving Credit Facility                            $   28,500      $   18,000
Term Loan                                                52,631          52,904
Less: current maturities                                   (545)           (545)
                                                     ----------      ----------
     Total long-term debt                            $   80,586      $   70,359
                                                     ==========      ==========

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

      During 2004, the Credit Agreement was amended to increase the amount of the Company's common stock permitted to be repurchased from $78.0 million to $108.0 million, to increase the aggregate amount of acquisition consideration payable for acquisitions from $30.0 million to $60.0 million and to remove the requirement for annual borrowing base audits as long as $50.0 million or more of borrowings are available under the Credit Agreement and the fixed charge ratio, as defined, is 2.0 or higher. In addition, during 2004, the Credit Agreement was amended to reduce and fix the Term Loan interest rate to LIBOR plus a margin of 1.25% or to the Bank of America base lending rate plus a margin of 0.25%.

      During 2005, the Credit Agreement was amended to increase the amount of the Company's common stock permitted to be repurchased from $108 million to $168 million, to increase the aggregate amount of acquisition consideration payable for acquisitions from $60 million to $100 million, to increase the amount of certain categories of indebtedness and contingent obligations that may be incurred by the Company from $5 million to $15 million and to decrease the amount that the Company must have the ability to borrow as revolving loans under the Credit Agreement following the consummation of a permitted stock repurchase from $30 million to $20 million.

      As of June 30, 2005, the Board of Directors authorized repurchases up to $138.0 million under the Company's stock buy back program as described in Part II, Item 2 herein.

      At June 30, 2005, the Revolving Credit Facility interest rate was LIBOR plus a margin of 1.25% or the Bank of America base lending rate plus a margin of 0.25%.

      At June 30, 2005, $81.1 million of borrowings were outstanding under the Credit Agreement, consisting of $28.5 million of borrowings under the Revolving Credit Facility and $52.6 million of borrowings under the Term Loan, and the borrowing base

                          IMAGISTICS INTERNATIONAL INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

amounted to approximately $104.0 million. At June 30, 2005, the weighted average interest rate was 5.00% on borrowings under the Revolving Credit Facility and the interest rate was 4.74% on borrowings under the Term Loan. Approximately $65.3 million of the Revolving Credit Facility was available for borrowing at June 30, 2005. The Term Loan is payable in six consecutive equal quarterly installments of $0.1 million due September, 2005 through December 31, 2006, three consecutive equal quarterly installments of $12.9 million due March 31, 2007 through September 30, 2007 and a final payment of $12.9 million due at maturity.

      At June 30, 2005 and December 31, 2004, one irrevocable standby letter of credit in the amount of $1.4 million was outstanding as security for the Company's casualty insurance program.

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

      It is not possible to predict the maximum potential future payments under these agreements. As of June 30, 2005, the Company has not paid any material amounts pursuant to the above indemnifications other than expenses incurred in connection with the defense and settlement of assumed claims asserted in connection with the operation of the Company in the ordinary course of business. The Company believes that if it were to incur a loss in any of these matters, such loss would not have a material adverse effect on the Company's financial position, results of operations or cash flows.

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

      The Company paid Pitney Bowes $1.3 million and $2.6 million for each of the three and six months ended June 30, 2005 and 2004, respectively, in connection with field service of equipment.

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

11. ACQUISITIONS

      Effective June 30, 2005, the Company acquired substantially all of the assets and business of a dealer of copier and multifunctional equipment and related support services in the United Kingdom, to expand the Company's geographic sales and service capabilities in that market. The aggregate purchase price was $3.1 million, consisting of $2.6 million paid at closing and $0.5 million payable within 21 days after closing. Of the aggregate purchase price, $0.5 million was allocated to the assets acquired and liabilities assumed at the date of acquisition, $0.4 million was recorded as a prepaid asset on account of a contingent payment to be made within the allocation period upon attainment of certain targets and $2.2 million was allocated to intangible and other assets, including goodwill.

      Effective April 6, 2005, the Company acquired all of the stock and business of an independent dealer of copier and multifunctional equipment and related support services in Canada, to continue to expand the Company's geographic sales and service capabilities in British Columbia, Canada. The aggregate purchase price was $2.0 million, consisting of $1.5 million cash paid at closing, $0.2 million payable 150 days from closing and a total of $0.1 million payable in four equal annual installments payable April 6, 2006 through April 6, 2009. Of the aggregate purchase price, $0.3 million was allocated to the net assets and liabilities assumed at the date of acquisition and $1.7 million was allocated to intangible and other assets, of which $1.6 million was allocated to goodwill.

      Effective August 30, 2004, the Company acquired all of the stock and business of an independent dealer of copier and multifunctional equipment and related support services in Canada, to continue to expand the Company's geographic sales and service capabilities in Ontario, Canada. The aggregate purchase price was $2.4 million, of which $0.4 million was allocated to the net liabilities assumed at the date of acquisition and $2.8 million was allocated to goodwill.

      Effective June 15, 2004, the Company acquired substantially all of the assets and business of an independent dealer of copier and multifunctional equipment and related support services in the United States, to expand the Company's geographic sales and service capabilities in Arkansas. The aggregate purchase price was $7.4 million, consisting of $6.0 million cash paid at closing, $0.3 million payable 120 days from closing and four equal annual installments of $0.3 million payable June 15, 2005 through

                          IMAGISTICS INTERNATIONAL INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

June 15, 2008. Of the aggregate purchase price, $2.3 million was allocated to the assets acquired and liabilities assumed at the date of acquisition and $5.1 million was allocated to intangible and other assets, of which $3.8 million was allocated to goodwill.

      Effective March 16, 2004, the Company acquired substantially all of the assets and business of an independent dealer of copier and multifunctional equipment and related support services in Canada, to continue to expand the Company's geographic sales and service capabilities in Ontario, Canada. The aggregate purchase price was $4.4 million, consisting of $3.8 million cash paid at closing, $0.3 million payable 120 days from closing and $0.3 million payable 24 months after closing. Of the aggregate purchase price, $0.6 million was allocated to the assets acquired and liabilities assumed at the date of acquisition and $3.8 million was allocated to intangible and other assets, of which $3.5 million was allocated to goodwill.

      The above acquisitions were accounted for using the purchase method of accounting and, accordingly, the results of the acquired businesses have been included in the Company's consolidated financial statements from the respective dates of acquisition. The Company has not yet completed the valuation and allocation of the purchase price for the acquisitions that occurred during the six months ended June 30, 2005, and these amounts may be subject to adjustment in subsequent quarters.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion should be read in conjunction with the audited consolidated financial statements and the notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2004 filed with the United States Securities and Exchange Commission on March 10, 2005, as well as the unaudited consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q. This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Please see "Risk Factors That Could Cause Results To Vary" and "Special Note About Forward-Looking Statements" for a discussion of the uncertainties, risks and assumptions associated with these forward-looking statements. Our actual results could differ materially from those forward-looking statements discussed in this section. For the purposes of the following discussion, unless the context otherwise requires, "Imagistics International Inc.," "Imagistics," "We" and "Our," refers to Imagistics International Inc. and subsidiaries.

OVERVIEW

      Imagistics International Inc. ("Imagistics" or the "Company") is an independent direct sales, service and marketing organization offering business document imaging and management solutions, including copiers, multifunctional products, often referred to as MFPs, and facsimile machines, in the United States, the United Kingdom and parts of Canada. Our primary customers include large corporate customers known as national accounts, government entities and mid-size and regional businesses known as commercial accounts. MFPs offer the multiple functionality of copying, printing, faxing, emailing and scanning in a single unit. In addition, we offer a range of document imaging options including digital, black and white, color and/or networked products, systems and solutions.

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

o Increasing outreach of our direct sales and service force in the copier/MFP market,

o     Focusing on customer needs and

o     Pursuing opportunistic expansion and investments.

      Our revenue is generated from three lines of business: copier/MFP, facsimile and sales to Pitney Bowes of Canada. We report sales to Pitney Bowes of Canada separately as it operates under a separate reseller agreement. The principal evolution in our industry and business has been the transition to networked digital copiers/MFPs, away from single-function stand-alone facsimile machines and analog copiers. This transition has resulted in decreased demand for and usage of single function facsimile equipment in the marketplace. In addition, the industry is now migrating towards color and color-enabled products. We have responded to this market development by focusing our efforts on the growth opportunities for digital connectivity and color-enabled products in our copier/MFP product line.

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

REVENUE

(Dollars in thousands)

      The following table shows our revenue sources by segment for the periods indicated.

                                                                    FOR THE THREE MONTHS ENDED      FOR THE SIX MONTHS ENDED
                                                                             JUNE 30,                        JUNE 30,
                                                                    --------------------------     --------------------------
                                                                       2005            2004           2005            2004
                                                                    ----------      ----------     ----------      ----------
North America                                                       $  140,270      $  146,127     $  276,796      $  298,760
United Kingdom                                                           5,412           5,400         11,007          11,089
                                                                    ----------      ----------     ----------      ----------
     Total revenue                                                  $  145,682      $  151,527     $  287,803      $  309,849
                                                                    ==========      ==========     ==========      ==========

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

                                       FOR THE THREE MONTHS ENDED                       FOR THE SIX MONTHS ENDED
                                                JUNE 30,                                        JUNE 30,
                              ----------------------------------------------    ---------------------------------------------
                                       2005                     2004                     2005                    2004
                              ---------------------    ---------------------    ---------------------   ---------------------
                                            GROWTH                   GROWTH                  GROWTH                  GROWTH
                               REVENUE       RATE       REVENUE       RATE       REVENUE      RATE       REVENUE      RATE
                              ---------   ---------    ---------   ---------    ---------   ---------   ---------   ---------
Sales
    Copier/MFP products       $ 60,026        6.6%     $ 56,330       11.6%     $116,313       7.3%     $108,388      13.6%
    Facsimile products          15,073      (12.7%)      17,256      (21.8%)      29,561     (21.4%)      37,610     (14.2%)
    Pitney Bowes of Canada       1,200      (25.2%)       1,604      (74.6%)       3,285     (72.0%)      11,747      (7.4%)
                              --------                 --------                 --------                --------
    Total sales                 76,299        1.5%       75,190        4.7%      149,159      (5.4%)     157,745       3.8%

Rentals
    Copier/MFP products         28,275        3.4%       27,352        9.4%       55,844       4.4%       53,501       7.8%
    Facsimile products          17,961      (33.0%)      26,827      (13.8%)      37,977     (31.1%)      55,089     (13.3%)
                              --------                 --------                 --------                --------
    Total rentals               46,236      (14.7%)      54,179       (3.4%)      93,821     (13.6%)     108,590      (4.1%)

Support services
    Copier/MFP products         21,492        5.5%       20,378        8.0%       41,446       3.9%       39,901       6.9%
    Facsimile products           1,655       (7.0%)       1,780      (13.6%)       3,377      (6.5%)       3,613     (18.0%)
                              --------                 --------                 --------                --------
    Total support services      23,147        4.5%       22,158        5.9%       44,823       3.0%       43,514       4.3%
                              --------                 --------                 --------                --------
    Total revenue             $145,682       (3.9%)    $151,527       (2.8%)    $287,803      (7.1%)    $309,849       1.0%
                              ========                 ========                 ========                ========

      Our year over year copier/MFP rental growth continued to be impacted by the expiration of certain contracts with the Federal government that were not renewed. We expect that year over year copier/MFP rental growth will continue to be modest in the third quarter of 2005, but will improve in the fourth quarter of 2005 due to a strong level of recent business activity and the aforementioned Federal government contracts which are expected to have less of a negative year over year impact.

      The following table shows our revenue and growth rates versus the prior year for our three business lines, for the periods indicated. Sales to Pitney Bowes of Canada are presented separately as it operates under a separate reseller agreement.

                                         FOR THE THREE MONTHS ENDED                        FOR THE SIX MONTHS ENDED
                                                 JUNE 30,                                          JUNE 30,
                              ----------------------------------------------    ---------------------------------------------
                                       2005                     2004                     2005                    2004
                              ---------------------    ---------------------    ---------------------   ---------------------
                                           GROWTH                    GROWTH                  GROWTH                  GROWTH
                               REVENUE      RATE        REVENUE       RATE       REVENUE      RATE       REVENUE      RATE
                              ---------   ---------    ---------   ---------    ---------   ---------   ---------   ---------
Revenue
    Copier/MFP products       $109,793        5.5%     $104,060       10.3%     $213,603       5.9%     $201,790      10.6%
    Facsimile products          34,689      (24.4%)      45,863      (17.0%)      70,915     (26.4%)      96,312     (13.8%)
                              --------                 --------                 --------                --------
    Revenue excluding
    Pitney Bowes of Canada     144,482       (3.6%)     149,923        0.2%      284,518      (4.6%)     298,102       1.3%
    Pitney Bowes of Canada       1,200      (25.2%)       1,604      (74.6%)       3,285     (72.0%)      11,747      (7.4%)
                              --------                 --------                 --------                --------
Total revenue                 $145,682       (3.9%)    $151,527       (2.8%)    $287,803      (7.1%)    $309,849       1.0%
                              ========                 ========                 ========                ========

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

RESULTS OF OPERATIONS

      The following table shows our statement of income data, expressed as a percentage of total revenue, for the periods indicated. The table also shows cost of sales as a percentage of sales revenue, cost of rentals as a percentage of rental revenue and our effective tax rate:

                                                              AS A % OF TOTAL REVENUE, EXCEPT AS NOTED
                                                      FOR THE THREE MONTHS ENDED           FOR THE SIX MONTHS ENDED
                                                               JUNE 30,                             JUNE 30,
                                                      --------------------------          --------------------------
                                                        2005              2004              2005              2004
                                                      --------          --------          --------          --------
Equipment sales                                             30%               27%               29%               28%
Supplies sales                                              22%               22%               23%               23%
                                                      --------          --------          --------          --------
    Total sales                                             52%               49%               52%               51%
Equipment rentals                                           32%               36%               33%               35%
Support services                                            16%               15%               15%               14%
                                                      --------          --------          --------          --------
    Total revenue                                          100%              100%              100%              100%

Cost of sales                                               29%               28%               29%               29%
Cost of rentals                                             10%               10%               10%               10%
Selling, service and administrative expenses                52%               55%               55%               54%
                                                      --------          --------          --------          --------
    Operating income                                         9%                7%                6%                7%

Interest expense                                             1%                0%                1%                1%
                                                      --------          --------          --------          --------
    Income before income taxes                               8%                7%                5%                6%
Provision for income taxes                                   3%                3%                2%                3%
                                                      --------          --------          --------          --------
    Net income                                               5%                4%                3%                3%
                                                      ========          ========          ========          ========

Cost of sales as a percentage of sales revenue            55.7%             56.4%             56.8%             57.9%
                                                      ========          ========          ========          ========

Cost of rentals as a percentage of rental revenue         31.7%             28.3%             30.8%             28.7%
                                                      ========          ========          ========          ========

Effective tax rate                                        41.9%             42.4%             41.9%             42.7%
                                                      ========          ========          ========          ========

THREE MONTHS ENDED JUNE 30, 2005 AND JUNE 30, 2004

      Revenue. For the three months ended June 30, 2005, total revenue of $145.7 million declined 3.9% versus revenue of $151.5 million for the three months ended June 30, 2004 reflecting lower facsimile revenue, partially offset by higher copier/MFP revenue.

      Equipment and supplies sales revenue of $76.3 million increased 1.5% for the three months ended June 30, 2005 from $75.2 million for the three months ended June 30, 2004, reflecting higher copier/MFP sales, partially offset by lower facsimile sales. Copier/MFP sales increased 6.6% primarily due to continued unit volume growth, including strong demand for color copier/MFP products and growth in aftermarket supplies. Facsimile equipment and supplies sales declined 12.7% compared with the prior year reflecting lower supplies sales due to the continuing industry-wide reduction in facsimile usage, partially offset by a large rental to sale conversion of facsimile equipment in the second quarter of 2005.

      Equipment rental revenue of $46.2 million for the three months ended June 30, 2005 declined 14.7% versus equipment rental revenue of $54.2 million for the three months ended June 30, 2004, reflecting the continued expected decline in facsimile rental revenues, partially offset by an increase in copier/MFP rental revenues resulting from our continuing copier/MFP marketing focus. Rental revenue derived from our copier/MFP product line increased 3.4% reflecting growth in the overall installed rental population and increased page volumes. The growth in copier/MFP rentals in the second quarter of 2005 continued to be impacted by the expiration of certain Federal government contracts not renewed, as our current product offerings are manufactured in China and are not authorized under applicable U.S. government purchase regulations. Rental revenue from our facsimile product line declined 33.0% versus the prior year reflecting acceleration of the expected decline in the rental installed base due in part to the impact of rental to sale conversions coupled with lower per unit pricing.

      Support services revenue for the three months ended June 30, 2005 of $23.2 million, primarily derived from stand-alone service contracts, increased 4.5% versus support services revenue of $22.1 million for the three months ended June 30, 2004, reflecting higher copier/MFP service revenue due to increased page volumes and copier/MFP equipment sales growth, partially offset by lower facsimile service revenue.

      Cost of sales. Cost of sales was $42.5 million for the three months ended June 30, 2005 compared with $42.4 million for the three months ended June 30, 2004. Cost of sales as a percentage of sales revenue decreased 0.7 percentage points to 55.7% for the three months ended June 30, 2005 from 56.4% for the three months ended June 30, 2004. The decrease in cost of sales as a percentage of sales revenue was due to lower inventory obsolescence charges, a large rental to sale conversion of facsimile equipment and product cost reductions, partially offset by the impact of certain competitively bid large sales transactions and the continuing shift in product mix away from the higher margin facsimile product line toward the lower margin copier/MFP product line.

      Cost of rentals. Cost of rentals was $14.6 million for the three months ended June 30, 2005 compared with $15.3 million for the three months ended June 30, 2004 and cost of rentals as a percentage of rental revenue increased 3.4 percentage points to 31.7% for the three months ended June 30, 2005 from 28.3% for the three months ended June 30, 2004. This increase was due to the continuing shift in product revenue mix from facsimile to copier/MFP product rentals, which have a higher cost as a percentage of rental revenue than facsimile machines.

      Selling, service and administrative expenses. Selling, service and administrative expenses of $75.9 million were 52.1% of total revenue for the three months ended June 30, 2005 compared with $83.1 million, or 54.8% of total revenue for the three months ended June 30, 2004. Selling, service and administrative expenses decreased 8.7% versus the prior year primarily resulting from lower compensation and benefit expenses related to reduced headcount, lower incentive compensation and lower ERP-implementation and related administrative support costs. This was partially offset by the absence of an insurance recovery of $1.5 million, or $0.05 per share for business interruption claims related to the World Trade Center received in the second quarter of 2004 and higher operating expenses associated with direct distribution expansion. Selling, service and administrative expenses for the three months ended June 30, 2005 included $0.6 million, or $0.02 per share in severance charges.

      Field sales and service operating expenses are included in selling, service and administrative expenses because no meaningful allocation of these expenses to cost of sales, cost of rentals or cost of support services is practicable.

      Interest expense. Interest expense increased to $1.2 million for the three months ended June 30, 2005 compared with $0.9 million for the three months ended June 30, 2004 resulting from higher debt levels and higher interest rates. The weighted average interest rate for the three months ended June 30, 2005 was 4.5% compared with 2.9% for the three months ended June 30, 2004.

      Effective tax rate. Our effective tax rate decreased to 41.9% for the three months ended June 30, 2005 compared with 42.4% for the three months ended June 30, 2004 due to a decrease in state and local income taxes and lower tax reserves.

SIX MONTHS ENDED JUNE 30, 2005 AND JUNE 30, 2004

      Revenue. For the six months ended June 30, 2005, total revenue of $287.8 million declined 7.1% versus revenue of $309.8 million for the six months ended June 30, 2004 reflecting lower facsimile revenue and lower sales to Pitney Bowes of Canada. Excluding the impact of revenue attributable to sales to Pitney Bowes of Canada, which operates under a reseller agreement, total revenue for the six months ended June 30, 2005 declined 4.6% versus the prior year.

      Equipment and supplies sales revenue of $149.2 million decreased 5.4% for the six months ended June 30, 2005 from $157.7 million for the six months ended June 30, 2004, reflecting lower sales to Pitney Bowes of Canada and lower facsimile sales. Excluding the impact of sales to Pitney Bowes of Canada, total sales revenue decreased slightly compared with the prior year. Copier/MFP sales increased 7.3% primarily due to continued unit volume growth in low end digital and color multifunctional product segments, including strong demand for color copier/MFP products and our geographic expansion of sales as described in Note 11 of our "Notes to Consolidated Financial Statements." Facsimile equipment and supplies sales declined 21.4% compared with the prior year reflecting lower equipment and supplies sales due to the continuing industry-wide reduction in facsimile usage.

      Equipment rental revenue of $93.8 million for the six months ended June 30, 2005 declined 13.6% versus equipment rental revenue of $108.6 million for the six months ended June 30, 2004, reflecting the continued decline in facsimile rental revenues, partially offset by an increase in copier/MFP rental revenues resulting from our continuing copier/MFP marketing focus. Rental revenue derived from our copier/MFP product line increased 4.4% reflecting growth in the overall installed rental population and increased page volumes. The growth in copier/MFP rentals for the six months ended June 30, 2005 continued to be impacted by the expiration of certain Federal government contracts not renewed, as our current product offerings are manufactured in China and are not authorized under applicable U.S. government purchase regulations. Rental revenue from our facsimile product line declined 31.1% versus the prior year reflecting acceleration of the expected decline in the rental installed base due to the impact of rental to sale conversions and lower per unit pricing.

      Support services revenue for the six months ended June 30, 2005 of $44.8 million, primarily derived from stand-alone service contracts, increased 3.0% versus support services revenue of $43.5 million for the six months ended June 30, 2004, reflecting higher copier/MFP service revenue due to increased page volumes and copier/MFP equipment sales growth, partially offset by lower facsimile service revenue.

      Cost of sales. Cost of sales was $84.8 million for the six months ended June 30, 2005 compared with $91.4 million for the six months ended June 30, 2004. Cost of sales as a percentage of sales revenue decreased 1.1 percentage points to 56.8% for the six months ended June 30, 2005 from 57.9% for the six months ended June 30, 2004. The decrease in cost of sales as a percentage of sales revenue was due to lower inventory obsolescence charges, a large rental to sale conversion of facsimile equipment and product cost reductions, partially offset by the impact of certain competitively bid large sales transactions in the second quarter of 2005 and the continuing shift in product mix away from the higher margin facsimile product line toward the lower margin copier/MFP product line. In the six months ended June 30, 2005, cost of sales included $1.1 million, or $0.03 per share in restructuring inventory charges as a result of the closing of our National Remanufacturing Center (see "Restructuring Charges" below).

      Cost of rentals. Cost of rentals was $28.9 million for the six months ended June 30, 2005 compared with $31.1 million for the six months ended June 30, 2004 and cost of rentals as a percentage of rental revenue increased 2.1 percentage points to 30.8% for the six months ended June 30, 2005 from 28.7% for the six months ended June 30, 2004. This increase was due to the continuing shift in product revenue mix from facsimile to copier/MFP product rentals, which have a higher cost as a percentage of rental revenue than facsimile machines.

      Selling, service and administrative expenses. Selling, service and administrative expenses of $157.7 million were 54.8% of total revenue for the six months ended June 30, 2005 compared with $166.7 million, or 53.8% of total revenue for the six months ended June 30, 2004. Selling, service and administrative expenses decreased 5.4% versus the prior year primarily resulting from lower compensation and benefit expenses related to reduced headcount, lower incentive compensation and lower ERP-implementation and related administrative support costs. This was partially offset by higher operating expenses associated with direct distribution expansion and the absence of an insurance recovery of $1.5 million, or $0.05 per share for business interruption claims related to the World Trade Center received in the second quarter of 2004. Selling, service and administrative expenses for the six months ended June 30, 2005 included $0.7 million, or $0.02 per share in restructuring charges as a result of the closing of our National Remanufacturing Center (see "Restructuring Charges" below) and $2.4 million, or $0.08 per share in severance charges.

      Field sales and service operating expenses are included in selling, service and administrative expenses because no meaningful allocation of these expenses to cost of sales, cost of rentals or cost of support services is practicable.

      Interest expense. Interest expense increased to $2.3 million for the six months ended June 30, 2005 compared with $1.8 million for the six months ended June 30, 2004 resulting from higher debt levels and higher interest rates. The weighted average interest rate for the six months ended June 30, 2005 was 4.2% compared with 3.0% for the six months ended June 30, 2004.

      Effective tax rate. Our effective tax rate decreased to 41.9% for the six months ended June 30, 2005 compared with 42.7% for the six months ended June 30, 2004 due to a decrease in state and local income taxes and lower tax reserves.

RESTRUCTURING CHARGES

      On March 31, 2005, we announced the closing of our centralized National Remanufacturing Center in Milford, Connecticut to our employees and discontinued our remanufactured copier product line, substantially all of which was analog product. The restructuring plan was a result of the industry shift to digital technology, which resulted in a decrease in customer demand for remanufactured product. Our analysis of the marketplace confirmed that the customer demand for remanufactured copiers was in a steady state of decline. We will continue to recondition and refurbish digital products at our regional distribution centers. In the first quarter of 2005, we recorded restructuring charges as a result of this activity of $1.8 million, which included $1.1 million in inventory write-offs, $0.4 million in asset impairment charges, $0.2 million in severance charges representing termination benefits for the staff reduction of nineteen employees and $0.1 million in fixed asset disposals. The inventory write-off charges amounting to $1.1 million have been classified in cost of sales and the remaining charges amounting to $0.7 million have been classified in selling, service and administrative expenses in the Income Statement included in Part I,
Item 1 herein. Cash charges of $0.1 million for both the three and six months ended June 30, 2005 represented severance payments for staff reductions. There were no additional restructuring charges incurred during the three months ended June 30, 2005. We completed the closing of the remanufacturing center in the second quarter of 2005. The restructuring activity is attributable to our North America geographic segment.

LIQUIDITY AND CAPITAL RESOURCES

      We are party to a Credit Agreement with a group of lenders (the "Credit Agreement") that provides for secured borrowings or the issuance of letters of credit in an aggregate amount not to exceed $195.0 million, comprised of a $95.0 million Revolving Credit Facility (the "Revolving Credit Facility") and a $100.0 million Term Loan (the "Term Loan").

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

      During 2004, the Credit Agreement was amended to increase the amount of our stock permitted to be repurchased from $78.0 million to $108.0 million, to increase the aggregate amount of acquisition consideration payable for acquisitions from $30.0 million to $60.0 million and to remove the requirement for annual borrowing base audits as long as $50.0 million or more of borrowings are available under the Credit Agreement and the fixed charge ratio, as defined, is 2.0 or higher. In addition, during 2004, the Credit Agreement was amended to reduce and fix the Term Loan interest rate to LIBOR plus a margin of 1.25% or to the Bank of America base lending rate plus a margin of 0.25%.

      During 2005, the Credit Agreement was amended to increase the amount of our common stock permitted to be repurchased from $108 million to $168 million, to increase the aggregate amount of acquisition consideration payable for acquisitions from $60 million to $100 million, to increase the amount of certain categories of indebtedness and contingent obligations that may be incurred by us from $5 million to $15 million and to decrease the amount that we must have the ability to borrow as revolving loans under the Credit Agreement following the consummation of a permitted stock repurchase from $30 million to $20 million. At June 30, 2005, we were in compliance with all of the financial covenants.

      As of June 30, 2005, the Board of Directors authorized repurchases up to $138.0 million under our stock buy back program as described in Part II, Item 2 herein.

      At June 30, 2005, the Revolving Credit Facility interest rate was LIBOR plus a margin of 1.25% or the Bank of America base lending rate plus a margin of 0.25%.

      At June 30, 2005, $81.1 million of borrowings were outstanding under the Credit Agreement, consisting of $28.5 million of borrowings under the Revolving Credit Facility and $52.6 million of borrowings under the Term Loan, and the borrowing base amounted to approximately $104.0 million. At June 30, 2005, the weighted average interest rate was 5.00% on borrowings under the Revolving Credit Facility and the interest rate was 4.74% on borrowings under the Term Loan. Approximately $65.3 million of the Revolving Credit Facility was available for borrowing at June 30, 2005. The Term Loan is payable in six consecutive equal quarterly installments of $0.1 million due September 30, 2005 through December 31, 2006, three consecutive equal quarterly installments of $12.9 million due March 31, 2007 through September 30, 2007 and a final payment of $12.9 million due at maturity.

      At June 30, 2005 and December 31, 2004, one irrevocable standby letter of credit in the amount of $1.4 million was outstanding as security for our casualty insurance program.

      The ratio of current assets to current liabilities increased to 3.5 to 1 at June 30, 2005 compared to 2.9 to 1 at December 31, 2004 due to a decrease in accounts payable and accrued liabilities, partially offset by decreases in inventories and accounts receivable. At June 30, 2005, our total debt as a percentage of total capitalization increased to 22.8% from 20.0% at December 31, 2004 due to an increase in our debt and stock repurchases under our stock buyback program.

      In 2002, we began the development and implementation of a complex comprehensive ERP system consisting of financial modules, order management, order fulfillment, billing, cash collection, service management and sales compensation. In conjunction with the ERP implementation, we experienced certain processing inefficiencies affecting billings and delays in implementing certain automated collection tools, which impacted accounts receivable levels. We have provided for collection losses on the increase in accounts receivable at rates higher than our historical experience. However, if collection losses related to accounts receivable are higher than the amounts provided, we would recognize an additional increase in our provision for bad debt.

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

      Net cash provided by operating activities was $35.6 million for the six months ended June 30, 2005 compared with $24.9 million for the six months ended June 30, 2004. Net income was $8.2 million and $10.8 million for the six months ended June 30, 2005 and 2004, respectively. Non-cash charges, which included depreciation and amortization, provisions for bad debt, inventory obsolescence and share-based compensation expense in the aggregate provided cash of $37.6 million and $44.4 million for the six months ended June 30, 2005 and 2004, respectively. Changes in the principal components of working capital required $8.9 million and $26.3 million of cash for the six months ended June 30, 2005 and 2004, respectively. Of the $8.9 million increase in our working capital requirements for the six months ended June 30, 2005, $25.7 million resulted from a decrease in accounts payable and accrued liabilities consisting of $16.6 million related to timing of payments for inventory shipped from Asia in late 2004, $5.0 million of incentive compensation payments and $4.1 related to timing of other payments. This was partially offset by a decrease in inventories of $12.5 million due to reduced inventory levels and a decrease in accounts receivable of $3.6 million resulting from improved collection activity. Of the $26.3 million increase in our working capital requirements for the six months ended June 30, 2004, $17.3 million resulted from an increase in accounts receivable due to delays in collections resulting from customer inquiries related to changes our billing policies and invoice format, an increase in billing adjustment activity, the temporary suspension of account statement and collection notice mailings on delinquent amounts and delays in the implementation of automated tools to assist in the collection activities associated with the implementation of our ERP system, an increase in accrued billings of approximately $3.8 million and a decrease in advance billings of $2.2 million, both relating to timing of invoicing to customers and a decrease in accounts payable and accrued liabilities of approximately $6.4 million primarily relating to timing of inventory and other payments. This was partially offset by a decrease in inventory levels of $3.5 million.

      Net cash used in investing activities was $27.7 million and $37.7 million for the six months ended June 30, 2005 and 2004, respectively. Investment in rental equipment assets totaled $20.2 million and $21.3 million for the six months ended June 30, 2005 and 2004, respectively. The slight reduction in the level of rental asset expenditures resulted from lower facsimile placements, offset by higher copier/MFP placements. Capital expenditures for property, plant and equipment were $3.1 million and $6.7 million for the six months ended June 30, 2005 and 2004, respectively, of which the investment in our ERP system accounted for $1.6 million and $2.8 million, respectively. During the six months ended June 30, 2005, we acquired two independent dealers to expand our sales and service capabilities and during the six months ended June 30, 2004, we acquired two independent dealers to expand our sales and service capabilities as described in Note 11 of our "Notes to Consolidated Financial Statements" included in Item I herein.

      Net cash used in financing activities was $8.7 million for the six months ended June 30, 2005 compared with net cash provided by financing activities of $0.5 million for the six months ended June 30, 2004. Net borrowings under the Revolving Credit Facility were $10.5 million for the six months ended June 30, 2005 compared with $10.0 million for the six months ended June 30, 2004. For the six months ended June 30, 2005 and 2004, cash was used to repurchase 796,784 shares of our stock at a cost of $22.3 million and 298,900 shares at a cost of $12.3 million, respectively.

      During the six month period ended June 30, 2005, we had no material changes in our contractual obligations and commitments. We had no material commitments other than supply agreements with vendors that extend only to equipment supplies and parts ordered under purchase orders; there are no long-term purchase requirements. We will continue to make additional investments in facilities, rental equipment, computer equipment and systems and our distribution network as required to support our operations. We anticipate investments in rental equipment assets for new and replacement programs in amounts consistent with the recent past. We estimate that we will spend approximately $1.8 million over the remainder of 2005 to continue to enhance our information systems infrastructure and implement our ERP system.

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

      Our ability to achieve and maintain consistent revenue growth and earnings is dependent upon new copier/MFP equipment placements, as well as sales of services and supplies occurring after the initial equipment placements of our copier/MFP products. The inability to place new equipment and capture the aftermarket supplies and service revenue would have an adverse affect on our results of operations and financial condition.

      An acceleration in the rate of decline in facsimile revenues greater than our forecast, could have an adverse affect on our results of operations and financial condition.

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

      We have a geographic dispersion of business and assets located across North America and the United Kingdom comprised of our sales, service and distribution facilities. Changes in international, national or political conditions, including terrorist attacks could impact the sales, service and distribution of our products to our customers and could have an adverse effect on our business.

      A portion of our international business is transacted in local currency. Currently, approximately 10% of our total product purchases, based on costs, are denominated in yen. The majority of our remaining product purchases are denominated in U.S. dollars and are produced by Japanese suppliers in manufacturing facilities located in China. The Chinese government's revaluation of the Chinese yuan, also known as the renminbi, the increase in the nominal value of the yuan and the resultant impact on the exchange rate of the Chinese yuan and the U.S. dollar could have a negative impact on our product cost. We do not currently utilize any form of derivative financial instruments to manage our exchange rate risk. We attempt to pass through to our customers any cost increases related to foreign currency exchange. However, no assurance can be given that we will be successful in passing cost increases through to our customers in the future.

      Pitney Bowes has been and is expected to continue to be a significant customer. For the three months ended June 30, 2005 and 2004, revenues from Pitney Bowes, exclusive of equipment sales to PBCC for lease to the end user, accounted for approximately 4% and 5%, respectively, of our total revenue and for the six months ended June 30, 2005 and 2004, accounted for approximately 4% and 7% of our total revenue, respectively. However, we believe that Pitney Bowes has established relationships with other equipment vendors and no assurance can be given that Pitney Bowes will continue to purchase our products and services.

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

      Risk factors relating to our ERP system implementation

      In 2002, we began the development and implementation of a complex comprehensive ERP system consisting of financial modules, order management, order fulfillment, billing, cash collection, service management and sales compensation. In conjunction with the ERP implementation, we experienced certain processing inefficiencies affecting billings and delays in implementing certain automated collection tools, which impacted accounts receivable levels. We have provided for collection losses on the increase in accounts receivable at rates higher than our historical experience. However, if collection losses related to accounts receivable are higher than the amounts provided, we would recognize an additional increase in our provision for bad debt.

      We are in the process of implementing the automated calculation of sales compensation and plan to begin paying based on the ERP calculation in the third quarter of 2005. Should we experience issues with the automated calculation of sales compensation, we would have to return to the alternate methodology to calculate and pay sales compensation.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      We have certain limited exposures to market risk related to changes in interest rates and foreign currency exchange rates. Currently, we do not utilize any form of derivative financial instruments to manage our interest rate risk or our exchange rate risk. We attempt to pass through to our customers any cost increases related to foreign currency exchange. In addition, we are exposed to foreign exchange rate fluctuations with respect to the British Pound and the Canadian Dollar as the financial results of our U.K. subsidiary and Canadian subsidiaries are translated into U.S. dollars for consolidation. The effect of foreign exchange rate fluctuation for the quarter ended June 30, 2005 was not material.

ITEM 4. CONTROLS AND PROCEDURES

      Restatement of first quarter financial results

      Subsequent to the issuance of our March 31, 2005 financial statements, we discovered an error in the calculation of share-based compensation expense in accordance with Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 123(R), "Share-Based Payment," related to the recognition of share-based compensation expense for awards subject to acceleration of vesting for retirement eligible employees. The error resulted in a $1.1 million understatement of share-based compensation expense in the quarterly period ended March 31, 2005. The restatement reflected adjustments, which were corrections of errors in the application of U.S. generally accepted accounting principles (GAAP) related to our early adoption of SFAS No. 123(R) for the non-substantive vesting conditions for retirement eligible employees.

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

      Because of the inherent limitations in all control systems, internal control over financial reporting may not prevent or detect misstatements. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

      We carried out an evaluation, under the supervision and with the participation of our management, including our CEO and our CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2005. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2005.

      Changes in internal control/remediation of material weakness in internal control

      As of the filing date of our amended Form 10-Q for the quarterly period ended March 31, 2005, we fully remediated the material weakness in our internal control over financial reporting with respect to accounting for share-based compensation expense under SFAS No. 123(R). The remediation actions included enhancing the process used to prepare and review the calculation of share-based compensation expense under the provisions of SFAS No. 123(R) and strengthening our internal process to analyze and interpret new accounting pronouncements and related interpretations.

      During our evaluation of the effectiveness of the design and operation of internal control over financial reporting as of December 31, 2004, management identified certain significant deficiencies, as defined in Public Company Accounting Oversight Board ("PCAOB") Auditing Standard No. 2, "An Audit of Internal Control Over Financial Reporting Performed in Conjunction With an Audit of Financial Statements." Two of the significant deficiencies related to the maintenance of documentation and the validation of the accuracy of certain components of our sales compensation program. We anticipate that these deficiencies will be remediated in the third quarter of 2005 upon use of the ERP system to pay sales compensation. Two significant deficiencies exist related to the timing of certain billing and invoice adjustment activities. Management is implementing procedures to refine its processes surrounding these items. One significant deficiency related to an immaterial unreconciled difference in accounts receivable arising during the transition to our ERP system was remediated in the second quarter of 2005.

      In 2002, we began the development and implementation of a complex comprehensive ERP system and as a result, we remain in a period of stabilization and clean up. During this period, we are refining our procedures surrounding order management and fulfillment, billing, cash application, service management, sales compensation and collections, and the controls surrounding processing in these areas have been adjusted accordingly. For additional details, see Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Risk Factors that Could Cause Results to Vary."

      Other than the remedial action described above, there have been no changes in the Company's internal control over financial reporting that occurred during the quarterly period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      The following table provides information with respect to the purchase of shares of our common stock under the stock buyback program during each month in the second quarter of 2005, which includes shares repurchased in connection with tax withholdings on restricted stock:

(Dollars in thousands, except per share data)

                                                                             TOTAL NUMBER OF      APPROXIMATE DOLLAR
                                       TOTAL NUMBER                          SHARES PURCHASED    VALUE OF SHARES THAT
                                        OF SHARES        AVERAGE PRICE     AS PART OF PUBLICLY   MAY YET BE PURCHASED
              PERIOD                    PURCHASED        PAID PER SHARE       ANNOUNCED PLAN         UNDER THE PLAN
----------------------------------     ------------      --------------    -------------------   --------------------
April 1, 2005 - April 30, 2005                  --         $       --                   --            $   14,533
May 1, 2005 - May 31, 2005                 470,900         $    26.55              470,900            $    2,029
June 1, 2005 - June 30, 2005               182,520         $    28.15              182,520            $   26,890
                                        ----------                              ----------
Total                                      653,420         $    27.00              653,420
                                        ==========                              ==========

      In March 2002, the Board of Directors approved a $30.0 million stock buyback program. In October 2002, the Board of Directors authorized the repurchase of an additional $28.0 million of our stock, raising the total authorization to $58.0 million. In July 2003, the Board of Directors authorized the repurchase of an additional $20.0 million of our stock, raising the total authorization to $78.0 million. In May 2004, the Board of Directors authorized the repurchase of an additional $30.0 million of our stock, raising the total authorization to $108.0 million. In June 2005, the Board of Directors authorized the repurchase of an additional $30.0 million, raising the total authorization to $138.0 million. As of June 30, 2005, on a cumulative basis, we have repurchased approximately 4.7 million shares of Imagistics stock at a cost of approximately $111.1 million. The stock buyback program has no fixed termination date.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      At our annual meeting of stockholders held on May 10, 2005, two proposals were voted upon by our stockholders. A brief discussion of each proposal voted upon at the annual meeting and the number of votes cast for, against and withheld, as well as the number of abstentions to each proposal are set forth below.

      A vote was taken for the election of two directors to hold office until our 2008 annual meeting of stockholders and until their respective successors shall have been duly elected. The aggregate numbers of shares of common stock voted in person or by proxy for each nominee were as follows:

                   NOMINEE                  FOR               WITHHELD
           ------------------------   ----------------    ----------------
              Marc C. Breslawsky         14,176,208            747,888
              Craig R. Smith             14,631,826            292,270

      Other directors include Thelma R. Albright and Ira D. Hall, whose terms of office expire in 2006, and T. Kevin Dunnigan, James A. Thomas and Ronald L. Turner, whose terms of office expire in 2007.

      A vote was taken on the proposal to ratify the appointment of PricewaterhouseCoopers LLP as our auditors for the fiscal year ending December 31, 2005. The aggregate numbers of shares of common stock voted on this proposal in person or by proxy were as follows:

                 FOR               AGAINST            ABSTAIN
           ----------------    ---------------    ----------------
              14,617,205           296,502             10,389

      Each of the listed proposals were approved by the stockholders in accordance with our certificate of incorporation, bylaws and the Delaware General Corporation Law. There were no broker non-votes for either matter.

      The foregoing proposals are described more fully in our definitive proxy statement dated March 31, 2005, filed with the United States Securities and Exchange Commission pursuant to Section 14 (a) of the Securities Act of 1934, as amended, and the rules and regulations promulgated thereunder.

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

10.48       Form of Non-Qualified Stock Option Award Agreement to 2001 Stock
            Plan (14)

10.49       Form of Restricted Stock Award Agreement to 2001 Stock Plan (14)

10.50 Amendment to the Imagistics International Inc. Non-Employee Directors' Stock Plan (15)

10.51       Form of Non-Employee Directors' Stock Plan Agreement to 2001 Stock
            Plan (15)

10.52 Amendment No. 7 to Credit Agreement between Imagistics International Inc. and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Syndication Agent, Bank of America, as Administrative Agent, and the Lenders identified therein (16)

31.1 Certification of the Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of the Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32 Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
            Section 906 of the Sarbanes-Oxley Act of 2002

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

(16) Incorporated by reference to the Registrant's Form 10-Q/A filed June 17, 2005.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  August 5, 2005                          Imagistics International Inc.
                                               ---------------------------------
                                               (Registrant)


                                       By      /s/ Timothy E. Coyne
                                               ---------------------------------
                                       Name:   Timothy E. Coyne
                                       Title:  Chief Financial Officer
                                               and Authorized Signatory